Form 10QSB
period 2000-03-31
PEDIANET COM INC
filed 2000-05-15
CIK 1108515

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ............. to ............

         Commission file number:    29951

                               PEDIANET.COM, INC.
             (Exact name of registrant as specified in its charter)

                    Georgia                                58-1727874
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                               1804 Jerome Avenue
                            Brooklyn, New York 11235
                    (Address of principal executive offices)
                                   (Zip Code)

                                  718-332-3994
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At May 1, 2000, there were 5,279,896 shares of Common Stock, $.001 par value, outstanding.

PART I.  Financial Information

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-SB/A dated April 24, 2000.

                  The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                                PEDIANET.com, INC
                                 BALANCE SHEETS

                                     ASSETS
                                                  March 31,         December 31,
                                                    2000               1999
                                                ------------        ------------
                                                 (Unaudited)
Current Assets:
    Cash and cash equivalents                   $   108,886         $   151,687
    Marketable securities                             3,750              25,000
    Accounts receivable-shareholder                  -                   25,000
    Notes receivable                                 56,200              56,200
    Prepaid interest                                 61,751              82,335
                                                -----------         -----------

       Total Current Assets                         230,587             340,222

Property, furniture and equipment - net             137,346             157,653
Other assets                                          4,800                  -
                                                   --------         -----------
       TOTAL ASSETS                               $ 372,733         $   497,875
                                                  =========         ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Accounts payable                              $  59,076         $   129,864
    Accrued salaries                                    -               675,000
    Accrued expenses                                 99,530              92,530
    Loans payable-related parties                    45,111              48,611
                                                  ---------         -----------

       Total Liabilities                            203,717             946,005
                                                  ---------         -----------

Commitments and Contingencies

Stockholders' Equity (Deficiency):
    Preferred stock, par value $.10
       per share, 10,000,000 shares authorized;
       outstanding 10,003 shares                      1,000               1,000
    Common stock, par value $.001 per share
       50,000,000 shares authorized;
       outstanding 5,279,896 and 5,248,557
       shares                                         5,280               5,249
    Additional paid-in capital                    1,884,030           1,161,883
    Cumulative and other comprehensive (loss)       (46,250)            (25,000)
    Deficit                                      (1,675,044)         (1,591,262)
                                                -----------         -----------
       Total Stockholders' Equity (Deficiency)      169,016            (448,130)
                                                -----------        ------------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIENCY)     $   372,733         $   497,875
                                                ===========         ===========

                       See notes to financial statements

                                PEDIANET.com, INC
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Revenue:
     Website income                                   $    -        $    3,500
                                                      ----------    ----------

Cost and Expenses:
     Selling, general
      and administrative                                  63,900       184,629
     Interest expense                                     20,584           -
                                                      ----------    ----------
Loss from operations                                     (84,484)     (181,129)

Other income
     Interest income                                         702           -
                                                      ----------    ----------

Net (loss)                                            $  (83,782)   $ (181,129)
                                                      ==========    ==========


Net (loss) per common
     share - basic and diluted                        $    (0.02)   $    (0.05)
                                                      ==========    ==========

Weighted average of common
     shares outstanding -
     basic and diluted                                 5,248,557     3,686,386
                                                      ==========    ==========


                       See notes to financial statements
                                       -3-

                                PEDIANET.com, INC
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------   ----------
Net loss                                                 $ (83,782)  $ (181,129)

Other comprehensive loss net of income taxes:
       Unrealized loss on
        marketable securities                              (46,250)        -
                                                         ---------   ----------

Comprehensive loss                                       $(130,032)  $ (181,129)
                                                         =========   ==========



                       See notes to financial statements
                                       -4-

                                PEDIANET.com, INC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             ----------------------
                                                                                                2000         1999
                                                                                             ---------     --------
Cash flows from operating activities:
     Net (loss)                                                                               $(83,782)   $(181,129)

         Adjustments to reconcile net loss to cash used in operating activities:
             Non-cash compensation for services                                                      -       89,925
             Depreciation                                                                          853          891
             Amortization                                                                       19,455       19,455

         Changes in operating assets and liabilities:
             Decrease in accounts receivable                                                    25,000          -
             Decrease in prepaid interest                                                       20,584          -
             Increase in other assets                                                           (4,800)         -
             (Decrease) increase in accounts
                payable and accrued expenses                                                   (16,611)      54,841
                                                                                              --------    ---------

             Net Cash (Used in)
              Operating Activities                                                             (39,301)     (16,017)
                                                                                              --------    ---------

Cash flows from financing activities:
     Proceeds from loans payable                                                                 -            1,500
     Payments on loans                                                                          (3,500)      (1,500)
     Proceeds from exercise of stock options                                                     -           15,000
                                                                                              --------    ---------

             Net Cash Provided by (Used in)
              Financing Activities                                                              (3,500)      15,000
                                                                                              --------    ---------

Net (decrease) in cash and
     cash equivalents                                                                          (42,801)      (1,017)

Cash and cash equivalents - beginning of year                                                  151,687         (107)
                                                                                              --------    ---------

Cash and cash equivalents - end of year                                                       $108,886      $(1,124)
                                                                                              ========      =======

Supplementary information:
     Conversion of accounts payable to
         common stock                                                                         $ 47,178
                                                                                              ========

     Forgiveness of officers salaries                                                         $675,000
                                                                                              ========



                       See notes to financial statements

                               PEDIANET.com, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

         The balance sheet as of March 31, 2000 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by Pedianet.com Inc ("PediaNet" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.


2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As of March 31,2000 the Company has no revenues for the current year and is in default on its debt to one of the Company's shareholders.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain additional debt and/or equity financing and realize revenues from its website sufficient to cover its overhead. Management, through its website at www.PediaNet.com intends to establish itself as a primary information system on the internet that exclusively dedicates its site to pediatrics. However, there is no assurance that additional capital will be obtained or the revenue stream from its website will be commercially successful. The main revenue stream will be from specialized services such as advertising and sponsors digital space, pediatric internet digital TV, pediatric national database subscriptions, instructional courses and online conferences. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

         The financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.       EARNINGS PER COMMON SHARE

         Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation. because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants.



4.       RECAPITALIZATION

         On December 31, 1999 the Company merged with Ultraphonics-USA, Inc and issued 10,003 shares of its preferred stock and 1,518,171 shares of its common stock in exchange for the outstanding shares of Ultraphonics-USA, Inc. In connection with the share exchange the Company acquired the assets net of liabilities of Ultraphonics-USA, Inc with a net book value of $154,538. For accounting purposes, the merger has been treated as a recapitalization of PediaNet Inc as the acquirer. The historical financial statements prior to December 31, 1999 are those of PediaNet Inc.

         The financial statements include the Statements of Operations of the Company, exclusive of Ultraphonics, for the three months ended March 31, 2000 and 1999. The net assets acquired by the Company included the following at December 31, 1999:

                   Cash                               $  100,000
                   Marketable securities                  50,000
                   Notes receivable-
                    shareholders                         850,000
                   Prepaid interest                       82,335
                                                       ---------
                   Assets acquired                     1,082,335
                   Liabilities assumed                   927,797
                                                       ---------

                                                      $  154,538
                                                      ==========

5.       NOTES RECEIVABLE

         As part of the acquisition by the Company of the net assets of Ultraphonics the Company acquired notes receivable of $850,000 bearing interest at 10%, due June 28, 2000. In connection with the note receivable of $850,000, the Company assumed, as part of the reverse acquisition, a $793,800 principle, 10% convertible promissory note to a third party due December 28, 2000. Interest is payable on the due date and thereafter until the obligation is discharged. The note is convertible into 529,200 shares of the Company's common stock, at the option of the holder, at a conversion price of $1.50 per share. The Company offset the note receivable as a deduction from the related promissory note and recorded the net amount of $56,200 as notes receivable at March 31, 2000 and December 31, 1999. In 2000, approximately $140,000 was received against the note receivable.


6.       ACCRUED SALARIES

         In 2000, accrued salaries of $675,000 for the years ended December 31, 1999, 1998 and 1997 were forgiven by the officers of the Company and recorded as contributions to additional paid-in-capital.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-SB dated April 24, 2000, which may cause actual results to differ materially from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

         Results of Operations

         PediaNet intends to derive future revenues from the design and implementation of their Pediatrics Information Directory System and will offer a number of website services to members of the Pediatrics profession. These potential revenue streams will come from offering website design of Internet home pages for Pediatricians, registration of domain addresses, setup of access service and webmaster service. In addition, the Company's aim is to license and distribute the Devset software and upgrades to Devset module. The Company expects to commence implementation of these services sometime early in the third quarter of 2000. The Company also plans to generate future revenues from digital space, pediatric internet digital TV, pediatric national database subscriptions, instructional courses and online conferences.

         Three Months Ended March 31, 2000 compared to
                  Three Months Ended March 31, 1999

         Sales
         Sales decreased from $3,500 for the three months ended March 31, 1999 to $-0- for the three months ended March 31, 2000. The Company expects to commence implementation of its website services sometime early in the third quarter of 2000.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses decreased from $184,629 for the three months ended March 31, 1999 to $63,900 for the three months ended March 31, 2000. This decrease is primarily due to additional expenses recorded from the issuance of stock issued for services in the three months ended March 31, 1999.

         Interest Expense
         Interest expense increased from $-0- for the three months ended March 31, 1999 to $20,584 for the three months ended March 31, 2000. This increase is due to interest expense for warrants issued below fair market value which expire December 31, 2000.


         Liquidity and Capital Resources

         Although the Company received $140,000 against its notes receivable in 2000, the Company does not have adequate cash reserves to meet its future cash requirements. The Company is seeking to raise additional working capital through debt or equity financing. The Company's ability to continue as a going concern will depend upon successful completion of such financing and on its ability to generate revenue from advertising and sponsors. The Company does not expect to have to purchase any property or equipment over the next year that cannot be financed in the ordinary course of business.


         Other Matters

         Year 2000

         Impact of Year 2000

         The Company's mission critical systems have operated without interruption during 2000. Furthermore, the Company has not experienced a failure of any non-critical devices or systems. In addition, the Company has not experienced a delay from any service providers or vendors.

PART II - OTHER INFORMATION

         Item 1.     Legal Proceedings
                     -----------------

                     None.

         Item 2.     Changes in Securities
                     ---------------------

                     None.

         Item 3.     Default in senior securities
                     ----------------------------

                     None.

         Item 4.     Submission of matters to a vote of security holders
                     ---------------------------------------------------

                     None

         Item 5.     Other Information
                     -----------------

                     None.


         Item 6.     Exhibits and Reports on Form 8-K
                     --------------------------------

              (a)    Exhibits:  Exhibit 27.1 Financial Data Schedule.

              (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended March 31, 2000.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               PEDIANET.COM, INC




Date: March 12, 2000                            By: /s/Melvin D. Koplow
                                                   --------------------
                                                   Dr. Melvin D. Koplow
                                                   Chief Executive Officer