Form 10QSB/A
period 2000-03-31
PEDIANET COM INC
filed 2000-06-05
CIK 1108515

                                  FORM 10-QSB/A

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

Commission file number: 29951

                               PEDIANET.COM, INC.
             (Exact name of registrant as specified in its charter)

                  Georgia                                     58-1727874
-------------------------------                           -------------------
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

Yes  X            No
    ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At May 1, 2000, there were 5,279,896 shares of Common Stock, $.001 par value, outstanding.

                               PEDIANET.COM, INC.

                                     INDEX

Part I.    Financial Information

                                                                   Page Number
                                                                   -----------

  Item 1.  Financial Statements                                         1

           Balance Sheets as of March 31, 2000 (unaudited)
           and December 31, 1999                                        2

           Statements of Operations and Comprehensive Income
           for the Three Months Ended March 31, 2000 and 1999
           (unaudited)                                                3 - 4

           Statement of Cash Flows for the Three Months Ended
           March 31, 2000 and 1999 (unaudited)                          5

           Notes to Consolidated Financial Statements
           (unaudited)                                                6 - 8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        9 - 10

Part II.   Other Information

  Item 1.  Legal Proceedings                                            11

  Item 2.  Changes in Securities                                        11

  Item 3.  Default in Senior Securities                                 11

  Item 4.  Submission of Matters to a Vote of Security Holders          11

  Item 5.  Other Information                                            11

  Item 6.  Exhibits and Reports on Form 8-K                             11

Signatures                                                              12

PART I.  Financial Information

         Item 1.  Financial Statements

                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-SB/A dated May 22, 2000.

                  The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                          PEDIANET.com, INC
                            BALANCE SHEETS





                                     ASSETS
                                                          March 31,    December 31,
                                                            2000           1999
                                                        -----------    -----------
                                                        (Unaudited)

Current Assets:
    Cash and cash equivalents                           $   108,886    $   151,687
    Marketable securities                                     3,750         25,000
    Accounts receivable - shareholder                            -          25,000
    Notes receivable                                         56,200         56,200
    Prepaid interest                                         61,751         82,335
                                                        -----------    -----------
       Total Current Assets                                 230,587        340,222

Property, furniture and equipment  net                      137,346        157,653
Other assets                                                  4,800            -
                                                        -----------    -----------
       TOTAL ASSETS                                     $   372,733    $   497,875
                                                        ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                    $    59,076    $   129,864
    Accrued expenses                                         99,530         92,530
    Loans payable - related parties                          45,111         48,611
                                                        -----------    -----------
       Total Liabilities                                    203,717        271,005
                                                        -----------    -----------


Commitments and Contingencies


Stockholders' Equity:
    Preferred stock, par value $.10
       per share, 10,000,000 shares authorized;
       outstanding 10,003 shares                              1,000          1,000
    Common stock, par value $.001 per share
       50,000,000 shares authorized;
       outstanding 5,279,896 and 5,248,557
       shares                                                 5,280          5,249
    Additional paid in capital                            1,884,030      1,836,883
    Cumulative - other comprehensive (loss)                 (46,250)       (25,000)
    Deficit                                              (1,675,044)    (1,591,262)
                                                        -----------    -----------
       Total Stockholders' Equity                           169,016        226,870
                                                        -----------    -----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                          $   372,733    $   497,875
                                                        ===========    ===========

                       See notes to financial statements

                                PEDIANET.com, INC
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                             Three Months Ended
                                                March 31,
                                     -------------------------------
                                         2000                1999
                                     -----------         -----------


Revenue:
     Website income                  $        --         $     3,500
                                     -----------         -----------

Cost and Expenses:
     Selling, general
      and administrative                  84,484             184,629
                                     -----------         -----------
Loss from operations                     (84,484)           (181,129)

Other income
     Interest income                         702                  --
                                     -----------         -----------

Net (loss)                           $   (83,782)        $  (181,129)
                                     ===========         ===========

Net (loss) per common
     share - basic and diluted       $     (0.02)        $     (0.05)
                                     ===========         ===========


Weighted average of common
     shares outstanding -
     basic and diluted                 5,248,557           3,686,386
                                     ===========         ===========


                       See notes to financial statements

                                PEDIANET.com, INC
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)



                                              Three Months Ended
                                                  March 31,
                                            ----------------------
                                              2000         1999
                                            ---------    ---------

      Net loss                              $ (83,782)   $(181,129)

      Other comprehensive loss
       net of income taxes:
             Unrealized loss on
              marketable securities           (46,250)          --
                                            ---------    ---------

      Comprehensive loss                    $(130,032)   $(181,129)
                                            =========    =========






                       See notes to financial statements

                             PEDIANET.com, INC
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)





                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                    2000         1999
                                                 ---------    ---------

Cash flows from operating activities:
     Net (loss)                                  $ (83,782)   $(181,129)

         Adjustments to reconcile net loss to
          cash used in operating activities:
             Noncash compensation for services          --       89,925
             Depreciation                              853          891
             Amortization                           19,455       19,455

         Changes in operating assets and
          liabilities:
             Decrease in accounts receivable        25,000           --
             Decrease in prepaid interest           20,584           --
             Increase in other assets               (4,800)          --
             (Decrease) increase in accounts
                payable and accrued expenses       (16,611)      54,841
                                                 ---------    ---------
             Net Cash (Used in)
              Operating Activities                 (39,301)     (16,017)
                                                 ---------    ---------
Cash flows from financing activities:
     Proceeds from loans payable                        --        1,500
     Payments on loans                              (3,500)      (1,500)
     Proceeds from exercise of stock options            --       15,000
                                                 ---------    ---------
             Net Cash Provided by (Used in)
              Financing Activities                  (3,500)      15,000
                                                 ---------    ---------
Net (decrease) in cash and
     cash equivalents                              (42,801)      (1,017)

Cash and cash equivalents  beginning of year       151,687         (107)
                                                 ---------    ---------
Cash and cash equivalents  end of year           $ 108,886    $  (1,124)
                                                 =========    =========

Supplementary information:
     Conversion of accounts payable to
         common stock                            $  47,178
                                                 =========



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

         The Company's ability to continue as a going concern is dependant upon its ability to obtain additional debt and/or equity financing and realize revenues from its website sufficient to cover its overhead. The Company intends to derive future revenues from the design and implementation of their Pediatrics Information Directory System and will offer a number of website services to members of the Pediatric profession. These potential revenue streams will come from offering website design of Internet home pages for Pediatricians, registration of domain addresses, setup of access service and webmaster services. In addition, the Company's aim is to license and distribute the Devset software and upgrades to Devset module. The Company expects to commence implementation of these services sometime in the early third quarter of 2000. The Company also plans to generate future revenues from digital space, pediatric internet digital TV, pediatric national database subscriptions, instructional courses and online conferences.

         In addition to internal growth, the Company intends to expand through acquisitions and new product development. While the Company has no present agreements to acquire additional companies, it intends to focus on companies that exhibit stable, aggressive growth that would complement the services offered on its website.

         There is no assurance that additional capital will be obtained, revenue stream from it website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.

         The Company currently does not have commitments for capital expenditures and does not expect to purchase property or equipment over the next twelve months that cannot be financed in the ordinary course of business. The Company estimates that is will require $850,000 to support its planned activities over the next twelve months.



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



4.       RECAPITALIZATION

         On December 31, 1999 the Company merged with Ultraphonics-USA, Inc and issued 10,003 shares of its preferred stock and 1,518,171 shares of its common stock in exchange for the outstanding shares of Ultraphonics-USA, Inc. In connection with the share exchange the Company acquired the assets net of liabilities of Ultraphonics-USA, Inc with a net book value of $154,538. For accounting purposes, the merger has been treated as a recapitalization of PediaNet Inc as the accounting acquirer. The historical financial statements prior to December 31, 1999 are those of PediaNet Inc.

         The financial statements include the Statements of Operations of the Company, exclusive of Ultraphonics, for the three months ended March 31, 2000 and 1999. The net assets acquired by the Company included the following at December 31, 1999:

                           Cash                               $  100,000
                           Marketable securities                  50,000
                           Notes receivable-
                            shareholders                         850,000
                           Prepaid interest                       82,335
                                                              ----------
                           Assets acquired                     1,082,335
                           Liabilities assumed                   927,797
                                                              ----------
                                                              $  154,538
                                                              ==========

5.       NOTES RECEIVABLE

         As part of the acquisition by the Company of the net assets of Ultraphonics the Company acquired notes receivable of $850,000 relating to subscription agreements bearing interest at 10%, due June 28, 2000. In connection with the note receivable of $850,000, the Company assumed, as part of the recapitalization, a $793,800 principle, 10% convertible promissory note to a third party due December 28, 2000. Interest is payable on the due date and thereafter until the obligation is discharged. The note is convertible into 529,200 shares of the Company's common stock, at the option of the holder, at a conversion price of $1.50 per share. The Company offset the promissory note as a deduction from the related note receivable since both notes were to the same third party and recorded the net amount of $56,200 as notes receivable at March 31, 2000 and December 31, 1999. In 2000, approximately $140,000 was received against the note receivable.

Item 2.  Management's' Discussion and Analysis of Financial Condition and
                Results of Operations

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-SB/A dated May 22, 2000, which may cause actual results to differ materially from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

         In addition to internal growth, the Company intends to expand through acquisitions and new product development. While the Company has no present agreements to acquire additional companies, it intends to focus on companies that exhibit stable, aggressive growth that would complement the services offered on its website.

         There is no assurance that additional capital will be obtained, revenue stream from its website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.

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

         Liquidity and Capital Resources

         As of March 31, 2000 the Company needs to obtain additional financing to fulfill its activities and achieve a level of sales adequate to support its cost structure. The main revenue stream is expected to be from specialized services, such as advertising and sponsors, digital space, pediatric internet TV, pediatric national database subscriptions, instructional courses and online conferences. There can be no assurance that any revenue will be generated from these sources.

         The Company estimates that it will require approximately $850,000 to support the planned activities over the next twelve months. The Company expects to generate working capital from the collection of $850,000 in notes receivable and from debt and equity financing. Although the Company received $140,000 against the notes receivable in 2000, the Company at present does not have adequate cash reserves to meet its future cash requirements. The Company's ability to continue as a going concern will depend upon successful completion of any financing, any future acquisitions or its ability to generate revenue from advertising and sponsors. The Company does not expect to have to purchase any property or equipment over the next year that cannot be financed in the ordinary course of business.

         Other Matters

         Year 2000

         Impact of Year 2000

         The Company's mission critical systems have operated without interruption during 2000. Furthermore, the Company has not experienced a failure of any non-critical devices or systems. In addition, the Company has not experienced a delay from any service providers or vendors.
                                      -10-

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings
               None.

     Item 2.   Changes in Securities
               None.

     Item 3.   Default in senior securities
               None.

     Item 4.   Submission of matters to a vote of security holders
               None

     Item 5.   Other Information
               None.


     Item 6.   Exhibits and Reports on Form 8-K

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



                                               PEDIANET.COM, INC




Date: June 1, 2000                              By: /s/ Melvin D. Koplow
                                                   ----------------------------
                                                    Dr. Melvin D. Koplow
                                                    Chief Executive Officer