Form 10QSB/A
period 2000-03-31
PEDIANET COM INC
filed 2000-06-19
CIK 1108515

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
             ------------------------------------------------------
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

                               PEDIANET.COM, INC.

                                      INDEX


                                                                   Page Number

Part I.       Financial Information

  Item 1.              Financial Statements                               1

                       Balance Sheets as of
                       March 31, 2000 (unaudited) and
                       December 31, 1999                                  2

                       Statements of Operations
                       and Comprehensive Income
                       for the Three Months Ended
                       March 31, 2000 and 1999 (unaudited)            3 - 4

                       Statements of Cash Flows
                       for the Three Months Ended
                       March 31, 2000 and 1999
                       (unaudited)                                        5

                       Notes to Consolidated Financial
                       Statements (unaudited)                         6 - 8

  Item 2.              Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                 9 - 10

Part II.      Other Information

  Item 1.          Legal Proceedings                                     11

  Item 2           Changes in Securities                                 11

  Item 3           Default in Senior Securities                          11

  Item 4           Submission of Matters to a
                        Vote of Security Holders                         11

  Item 5           Other Information                                     11

  Item 6.              Exhibits and Reports on Form 8-K                  11

Signatures                                                               12

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

                                PEDIANET.com, INC
                                 BALANCE SHEETS



                                     ASSETS
                                                            March 31,    December 31,
                                                               2000           1999
                                                           -----------    -----------
                                                                   (Unaudited)


Current Assets:
    Cash and cash equivalents                              $   108,886    $   151,687
    Marketable securities                                        3,750         25,000
    Accounts receivableshareholder                                  --         25,000
    Prepaid interest                                            61,751         82,335
                                                           -----------    -----------

       Total Current Assets                                    174,387        284,022

Property, furniture and equipment  net                         137,346        157,653
Other assets                                                     4,800             --
                                                           -----------    -----------
       TOTAL ASSETS                                        $   316,533    $   441,675
                                                           ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
    Accounts payable                                       $    59,076    $   129,864
    Accrued expenses                                            99,530         92,530
    Note payable                                               793,800        793,800
    Loans payablerelated parties                                45,111         48,611
                                                           -----------    -----------
       Total Liabilities                                       997,517      1,064,805
                                                           -----------    -----------


Commitments and Contingencies

Stockholders' (Deficiency):
    Preferred stock, par value $.10
       per share, 10,000,000 shares authorized;
       outstanding 10,003 shares                                 1,000          1,000
    Common stock, par value $.001 per share
       50,000,000 shares authorized;
       outstanding 5,279,896 and 5,248,557
       shares                                                    5,280          5,249
    Additional paidin capital                                1,884,030      1,836,883
    Cumulative other comprehensive (loss)                      (46,250)       (25,000)
    Note receivable  subscription agreement                   (850,000)      (850,000)
    Deficit                                                 (1,675,044)    (1,591,262)
                                                           -----------    -----------
       Total Stockholders' (Deficiency)                       (680,984)      (623,130)
                                                           -----------    -----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)                       $   316,533    $   441,675
                                                           ===========    ===========



                       See notes for financial statements

                                PEDIANET.com, INC
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                   Three Months Ended
                                                       March 31,
                                            ------------------------------
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
                                            ===========        ===========


Net (loss) per common
     share  basic and diluted               $     (0.02)       $     (0.05)
                                            ===========        ===========
Weighted average of common
     shares outstanding
     basic and diluted                        5,248,557          3,686,386
                                            ===========        ===========








                       See notes for financial statements

                                PEDIANET.com, INC
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)



                                                 Three Months Ended
                                                       March 31,
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







                       See notes for financial statements

                             PEDIANET.com, INC
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                        2000                  1999
                                                      ---------            ---------

Cash flows from operating activities
     Net (loss)                                       $ (83,782)           $(181,129)

         Adjustments to reconcile net loss to
          cash used in operating activities:
             Noncash compensation for services               --               89,925
             Depreciation                                   853                  891
             Amortization                                19,455               19,455

         Changes in operating assets and
          liabilities:
             Decrease in accounts receivable             25,000                   --
             Decrease in prepaid interest                20,584                   --
             Increase in other assets                    (4,800)                  --
             (Decrease) increase in accounts
                payable and accrued expenses            (16,611)              54,841
                                                      ---------            ---------
             Net Cash (Used in)
              Operating Activities                      (39,301)             (16,017)
                                                      ---------            ---------

Cash flows from financing activities:
     Proceeds from loans payable                             --                1,500
     Payments on loans                                   (3,500)              (1,500)
     Proceeds from exercise of stock options                 --               15,000
                                                      ---------            ---------

             Net Cash Provided by (Used in)
              Financing Activities                       (3,500)              15,000
                                                      ---------            ---------
Net (decrease) in cash and
     cash equivalents                                   (42,801)              (1,017)

Cash and cash equivalents  beginning of year            151,687                 (107)
                                                      ---------            ---------

Cash and cash equivalents  end of year                $ 108,886            $  (1,124)
                                                      =========            =========
Supplementary information:
     Conversion of accounts payable to
         common stock                                 $  47,178
                                                      =========





                       See notes for financial statements

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
                                                       ==========

5.       NOTES RECEIVABLE/NOTES PAYABLE

         As part of the recapitalization with Ultraphonics, the Company assumed the subscription agreement in connection with a private placement of Ultraphonic's common stock in December 1999. In connection with the $1 million financing under Rule 504 of Regulation D of the Securities Act of 1933, Ultraphonics offered (i) 900,000 shares of Ultraphonic common stock at $.22 per share; (ii) $793,800 of Ultraphonic's one year, 10% convertible promissory notes which are convertible into shares of common stock at $1.50 per share and (iii) 410,000 warrants at $.01 per warrant, each warrant exercisable at $.01 per share. Ultraphonics received $100,000 in cash, $50,000 in marketable securities and received a note receivable in the amount of $850,000, bearing interest at 10%, due June 28, 2000.

         The convertible note payable of $793,000 is due December 28, 2000. Interest is payable on the due date and thereafter until the obligation is discharged. The note is convertible into 529,200 of the Company's common stock at the option of the holder.

         The note receivable and note payable are obligations of the same related party. At December 31, 1999 the Company did not offset the note receivable against the note payable as it is not the intention of the Company to offset the two obligations at maturity. The Company has offset the note receivable-subscription agreement of $850,000 against stockholder's equity until the note has been paid.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-SB dated May 22, 2000, which may cause actual results to differ materially from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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



                                               PEDIANET.COM, INC





Date: June 19, 2000                             By:  /s/Melvin D. Koplow
                                                     ---------------------------
                                                     Dr. Melvin D. Koplow
                                                     Chief Executive Officer