Form 10QSB
period 2000-06-30
PEDIANET COM INC
filed 2000-08-11
CIK 1108515

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               15 West End Avenue
                            Brooklyn, New York 11235
                    (Address of principal executive offices)
                                   (Zip Code)

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

         At August 1, 2000, there were 5,399,896 shares of Common Stock, $.001 par value, outstanding.

                               PEDIANET.COM, INC.

                                     INDEX


                                                                     Page Number
                                                                     -----------

Part I.  Financial Information

     Item 1.    Financial Statements                                        1

                Balance Sheets as of
                June 30, 2000 (unaudited) and
                December 31, 1999                                           2

                Statements of Operations
                and Comprehensive Income
                for the Three and Six Months Ended
                June 30, 2000 and 1999 (unaudited)                       3 - 4

                Statements of Cash Flows
                for the Six Months Ended
                June 30, 2000 and 1999
                (unaudited)                                                 5

                Notes to Consolidated Financial
                Statements (unaudited)                                   6 - 8

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                            9 - 10

Part II. Other Information

     Item 1.    Legal Proceedings                                          11

     Item 2     Changes in Securities                                      11

     Item 3     Default in Senior Securities                               11

     Item 4     Submission of Matters to a
                Vote of Security Holders                                   11

     Item 5     Other Information                                          11

     Item 6.    Exhibits and Reports on Form 8-K                           11

Signatures                                                                 12

PART I.  Financial Information

     Item 1.  Financial Statements
              --------------------

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

         The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                               PEDIANET.com, INC
                                 BALANCE SHEETS

                                     ASSETS

                                                    June 30      December 31,
                                                     2000           1999
                                                  -----------    -----------
                                                  (Unaudited)
Current Assets:
    Cash and cash equivalents                     $   167,332    $   151,687
    Marketable securities                               2,500         25,000
    Accounts receivable-shareholder                    22,500         25,000
    Prepaid interest                                   41,168         82,335
                                                  -----------    -----------

       Total Current Assets                           233,500        284,022

Property, furniture and equipment - net               117,037        157,653
Other assets                                            4,800           --
                                                  -----------    -----------
       TOTAL ASSETS                               $   355,337    $   441,675
                                                  ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
    Accounts payable                              $    59,075    $   129,864
    Accrued expenses                                   30,325         92,530
    Note payable                                      613,800        793,800
    Loans payable-related parties                        --           48,611
                                                  -----------    -----------

       Total Liabilities                              703,200      1,064,805
                                                  -----------    -----------

Commitments and Contingencies

Stockholders' (Deficiency):
    Preferred stock, par value $.10
       per share, 10,000,000 shares authorized;
       outstanding 10,003 shares                        1,000          1,000
    Common stock, par value $.001 per share
       50,000,000 shares authorized;
       outstanding 5,399,896 and 5,248,557
       shares                                           5,400          5,249
    Additional paid-in capital                      2,207,551      1,836,883
    Cumulative other comprehensive (loss)             (47,500)       (25,000)
    Note receivable - subscription agreement         (670,000)      (850,000)
    Deficit                                        (1,844,314)    (1,591,262)
                                                  -----------    -----------
       Total Stockholders' (Deficiency)              (347,863)      (623,130)
                                                  -----------    -----------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)              $   355,337    $   441,675
                                                  ===========    ===========


                       See notes to financial statements

                               PEDIANET.com, INC
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                      Six Months Ended             Three Months Ended
                                          June 30,                      June 30,
                                 --------------------------    --------------------------
                                     2000           1999           2000           1999
                                 -----------    -----------    -----------    -----------
Revenue:
     Sponsorship income          $      --      $     1,000    $      --      $     1,000
     Website income                     --            3,500           --             --
                                 -----------    -----------    -----------    -----------
                                        --            4,500           --            1,000
Cost and Expenses:
     Selling, general
      and administrative             254,844        266,393        170,360         81,764
                                 -----------    -----------    -----------    -----------
Loss from operations                (254,844)      (261,893)      (170,360)       (80,764)
Other income
     Interest income                   1,792           --            1,090           --
                                 -----------    -----------    -----------    -----------
Net (loss)                       $  (253,052)   $  (261,893)   $  (169,270)   $   (80,764)
                                 ===========    ===========    ===========    ===========
Net (loss) per common
     share - basic and diluted   $     (0.05)   $     (0.08)   $     (0.04)   $     (0.03)
                                 ===========    ===========    ===========    ===========
Weighted average of common
     shares outstanding -
     basic and diluted             5,299,145      3,686,386      5,320,116      3,686,386
                                 ===========    ===========    ===========    ===========



                       See notes to financial statements

                               PEDIANET.com, INC
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                   Six Months Ended         Three Months Ended
                                       June 30,                  June 30,
                                ----------------------    ----------------------
                                   2000         1999         2000         1999
                                ---------    ---------    ---------    ---------
Net loss                        $(253,052)   $(261,893)   $(169,270)   $ (80,764)

Other comprehensive loss
 net of income taxes:
       Unrealized loss on
        marketable securities     (47,500)        --         (1,250)        --
                                ---------    ---------    ---------    ---------

Comprehensive loss              $(300,552)   $(261,893)   $(170,520)   $ (80,764)
                                =========    =========    =========    =========



                       See notes to financial statements

                               PEDIANET.com, INC
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities:
      Net (loss)                                         $(253,052)   $(261,893)

         Adjustments to reconcile net loss to
          cash used in operating activities:
             Non-cash compensation for services               --         89,925
             Depreciation                                    1,705        1,781
             Amortization                                   38,911       38,911

         Changes in operating assets and
          liabilities:
             Decrease in accounts receivable                25,000         --
             Decrease in prepaid interest                   41,167         --
             Increase in other assets                       (4,800)        --
             (Decrease) increase in accounts
                payable and accrued expenses                (8,286)     116,383
                                                         ---------    ---------
             Net Cash (Used in) Operating Activities      (159,355)     (14,893)
                                                         ---------    ---------
Cash flows from financing activities:
      Proceeds from notes receivable                       180,000         --
      Proceeds from loans payable                             --          1,500
      Payments on loans                                     (5,000)      (1,500)
      Proceeds from exercise of stock options                 --         15,000
                                                         ---------    ---------
             Net Cash Provided by Financing Activities     175,000       15,000
                                                         ---------    ---------
Net (increase) in cash and
      cash equivalents                                      15,645          107

Cash and cash equivalents - beginning of year              151,687         (107)
                                                         ---------    ---------
Cash and cash equivalents - end of year                  $ 167,332    $    --
                                                         =========    =========
Supplementary information:

      Conversion of accounts payable to common stock     $  47,178
                                                         =========
      Conversion of notes payable to common stock        $ 180,000
                                                         =========


                       See notes to financial statements

                               PEDIANET.com, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

         The balance sheet as of June 30, 2000 and the statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by Pedianet.com Inc ("PediaNet" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.


2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As of June 30,2000 the Company has no revenues for the current year.

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


3.       EARNINGS PER COMMON SHARE

         Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants.


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

         The financial statements include the Statements of Operations of the Company, exclusive of Ultraphonics, for the six months ended June 30, 2000 and 1999. The net assets acquired by the Company included the following at December 31, 1999:

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
                                                ==========

5.       NOTES RECEIVABLE/NOTES PAYABLE

         As part of the recapitalization with Ultraphonics, the Company assumed the subscription agreement in connection with a private placement of Ultraphonic's common stock in December 1999. In connection with the $1 million financing under Rule 504 of Regulation D of the Securities Act of 1933, Ultraphonics offered (i) 900,000 shares of Ultraphonic common stock at $.22 per share; (ii) $793,800 of Ultraphonic's one year, 10% convertible promissory notes which are convertible into shares of common stock at $1.50 per share and (iii) 410,000 warrants at $.01 per warrant, each warrant exercisable at $.01 per share. Ultraphonics received $100,000 in cash, $50,000 in marketable securities and received a note receivable in the amount of $850,000, bearing interest at 10%, due June 28, 2000, which has been extended until August 28, 2000. As of June 30, 2000, $180,000 has been paid to the Company.

         The convertible note payable of $793,000 is due December 28, 2000. Interest is payable on the due date and thereafter until the obligation is discharged. The note is convertible into 529,200 of the Company's common stock at the option of the holder. As of June 30, 2000, $180,000 of this note was converted into 120,000 shares of common stock.

         The note receivable and note payable are obligations of the same related party. At June 30, 2000 the Company did not offset the note receivable against the note payable as it is not the intention of the Company to offset the two obligations at maturity. The Company has offset the note receivable-subscription agreement ($670,000 as of June 30, 2000) against stockholder's equity until the note has been paid.


6.       LOANS PAYABLE - RELATED PARTIES

         As part of the recapitalization with Ultraphonics, the Company assumed the related party loan payable in December 1999. On April 26, 2000, a related party issued 30,750 shares of the Company's common stock for payment of the Company's related party loan payable of $43,611 and accrued interest and court costs of $77,530. The Company recorded this transaction as a contribution to paid-in-capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------

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

         Results of Operations
         ---------------------

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

         Six Months Ended June 30, 2000 compared to
         ------------------------------------------
              Six Months Ended June 30, 1999
              ------------------------------

         Sales
         -----
         Sales decreased from $4,500 for the six months ended June 30, 1999 to $-0- for the six months ended June 30, 2000. The Company expects to commence implementation of its website services sometime early in the third quarter of 2000.

         Selling, General and Administrative Expenses
         --------------------------------------------
         Selling, general and administrative expenses decreased from $266,393 for the six months ended June 30, 1999 to $254,844 for the six months ended June 30, 2000. This decrease is primarily due to additional expenses recorded from the issuance of stock issued for services in the three months ended June 30, 1999.

         Interest Expense
         ----------------
         Interest expense increased from $-0- for the six months ended June 30, 1999 to $41,167 for the six months ended June 30, 2000. This increase is due to interest expense for warrants issued below fair market value which expire December 31, 2000.


         Three Months Ended June 30, 2000 compared to
         --------------------------------------------
               Three Months Ended June 30, 1999
               --------------------------------

         Sales
         -----
         Sales decreased from $1,000 for the three months ended June 30, 1999 to $-0- for the three months ended June 30, 2000. The Company expects to commence implementation of its website services sometime early in the third quarter of 2000.

         Selling, General and Administrative Expenses
         --------------------------------------------
         Selling, general and administrative expenses increased from $81,764 for the three months ended June 30, 1999 to $170,360 for the three months ended June 30, 2000. This increase is primarily due to additional professional fees relating to the recapitalization.

         Interest Expense
         ----------------
         Interest expense increased from $-0- for the three months ended June 30, 1999 to $20,584 for the three months ended June 30, 2000. This increase is due to interest expense for warrants issued below fair market value which expire December 31, 2000.

         Liquidity and Capital Resources
         -------------------------------

         As of June 30, 2000 the Company needs to obtain additional financing to fulfill its activities and achieve a level of sales adequate to support its cost structure. The main revenue stream is expected to be from specialized services, such as advertising and sponsors, digital space, pediatric internet TV, pediatric national database subscriptions, instructional courses and online conferences. There can be no assurance that any revenue will be generated from these sources.

         The Company estimates that it will require approximately $850,000 to support the planned activities over the next twelve months. The Company expects to generate working capital from the collection of $850,000 in notes receivable and from debt and equity financing. Although the Company received $180,000 against the notes receivable in 2000, the Company at present does not have adequate cash reserves to meet its future cash requirements. The Company's ability to continue as a going concern will depend upon successful completion of any financing, any future acquisitions or its ability to generate revenue from advertising and sponsors. The Company does not expect to have to purchase any property or equipment over the next year that cannot be financed in the ordinary course of business.

         Other Matters
         -------------

         Year 2000

         Impact of Year 2000
         -------------------

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

     Item 5.    Other Information
                -----------------

                None.


     Item 6.    Exhibits and Reports on Form 8-K
                --------------------------------

         (a)    Exhibits:  Exhibit 27.1 Financial Data Schedule.

         (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended June 30, 2000.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                        PEDIANET.COM, INC




Date: August 10, 2000                   By: /s/Steven Richter
                                            ------------------------------------
                                            Steven Richter
                                            President