Form 10QSB
period 2000-09-30
PEDIANET COM INC
filed 2000-11-14
CIK 1108515

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

         At November 6, 2000, there were 5,429,896 shares of Common Stock, $.001 par value, outstanding.

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

                  The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                               PEDIANET.COM, INC.

                                     INDEX


                                                                     Page Number
                                                                     -----------

Part I.    Financial Information

  Item 1.           Financial Statements                                      1

                    Consolidated Balance Sheets as
                    of September 30, 2000 (unaudited)
                    and December 31, 1999                                     2

                    Consolidated Statements of Operations
                    and Comprehensive Income for the
                    Three and Nine Months Ended
                    September 30, 2000 and 1999 (unaudited)                3 - 4

                    Consolidated Statements of Cash
                    Flows for the Nine Months Ended
                    September 30, 2000 and 1999
                    (unaudited)                                                5

                    Notes to Consolidated Financial
                    Statements (unaudited)                                 6 - 9

  Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                        10 - 12

Part II.   Other Information

  Item 1.       Legal Proceedings                                             13

  Item 2        Changes in Securities                                         13

  Item 3        Default in Senior Securities                                  13

  Item 4        Submission of Matters to a
                     Vote of Security Holders                                 13

  Item 5        Other Information                                             13

  Item 6.       Exhibits and Reports on Form 8-K                              13

Signatures                                                                    14

                        PEDIANET.com, INC AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         September 30,        December 31,
                                                            2000                1999
                                                         -----------         -----------
                                                         (Unaudited)
Current Assets:
    Cash and cash equivalents                            $   101,074         $   151,687
    Marketable securities                                     10,000              25,000
    Accounts receivable-shareholder                           15,000              25,000
    Prepaid interest                                          20,584              82,335
                                                         -----------         -----------

       Total Current Assets                                  146,658             284,022

Property, furniture and equipment - net                       96,729             157,653
Other assets                                                   4,800                  --
                                                         -----------         -----------
       TOTAL ASSETS                                      $   248,187         $   441,675
                                                         ===========         ===========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
    Accounts payable                                     $    72,454         $   129,864
    Accrued expenses                                          27,900              92,530
    Note payable                                             568,800             793,800
    Loans payable-related parties                                 --              48,611
                                                         -----------         -----------

       Total Liabilities                                     669,154           1,064,805
                                                         -----------         -----------

Commitments and Contingencies

Stockholders' (Deficiency):
    Preferred stock, par value $.10
       per share, 10,000,000 shares authorized;
       outstanding 10,003 shares                               1,000               1,000
    Common stock, par value $.001 per share
       50,000,000 shares authorized;
       outstanding 5,429,896 and 5,248,557
       shares                                                  5,430               5,249
    Additional paid-in capital                             2,245,021           1,836,883
    Cumulative other comprehensive (loss)                    (40,000)            (25,000)
    Note receivable - subscription agreement                (625,000)           (850,000)
    Deficit                                               (2,007,418)         (1,591,262)
                                                         -----------         -----------
       Total Stockholders' (Deficiency)                     (420,967)           (623,130)
                                                         -----------         -----------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)                     $   248,187         $   441,675
                                                         ===========         ===========


                        See notes to financial statements
                                      -2-

                        PEDIANET.com, INC AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                      Nine Months Ended                  Three Months Ended
                                         September 30,                     September 30,
                                  ---------------------------     ---------------------------
                                     2000            1999            2000            1999
                                  -----------     -----------     -----------     -----------

Revenue:
     Sponsorship income           $        --     $     1,000     $        --     $        --
     Website income                        --           3,500              --              --
                                  -----------     -----------     -----------     -----------
                                           --           4,500              --              --

Cost and Expenses:
     Selling, general
      and administrative              356,228         345,359         142,551          78,966
     Interest expense-net              59,928              --          20,553              --
                                  -----------     -----------     -----------     -----------

Net (loss)                        $  (416,156)    $  (340,859)    $  (163,104)    $   (78,966)
                                  ===========     ===========     ===========     ===========


Net (loss) per common
     share - basic and diluted    $     (0.08)    $     (0.10)    $     (0.03)    $     (0.03)
                                  ===========     ===========     ===========     ===========

Weighted average of common
     shares outstanding -
     basic and diluted              5,341,076       3,686,386       5,424,026       3,686,386
                                  ===========     ===========     ===========     ===========


                        See notes to financial statements
                                      -3-

                        PEDIANET.com, INC AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                                   Nine Months Ended            Three Months Ended
                                                      September 30,               September 30,
                                                 -----------------------     -----------------------
                                                   2000          1999          2000          1999
                                                 ---------     ---------     ---------     ---------
Net loss                                         $(416,156)    $(340,859)    $(163,104)    $ (78,966)

Other comprehensive loss net of income taxes:
       Unrealized gain (loss) on
        marketable securities                      (40,000)           --         7,500            --
                                                 ---------     ---------     ---------     ---------

Comprehensive loss                               $(456,156)    $(340,859)    $(155,604)    $ (78,966)
                                                 =========     =========     =========     =========

                        See notes to financial statements
                                      -4-

                        PEDIANET.com, INC AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                 September 30,
                                                                                        ---------------------------
                                                                                           2000              1999
                                                                                        ---------         ---------

Cash flows from operating activities:
     Net (loss)                                                                         $(416,156)        $(340,859)

         Adjustments to reconcile net loss to cash used in operating activities:
             Non-cash compensation for services                                                --            89,325
             Depreciation                                                                   2,558             2,672
             Amortization                                                                  58,366            58,366

         Changes in operating assets and liabilities:
             Decrease in accounts receivable                                               25,000                --
             Decrease in prepaid interest                                                  61,751                --
             Increase in other assets                                                      (4,800)               --
             (Decrease) increase in accounts
                payable and accrued expenses                                                2,668           175,603
                                                                                        ---------         ---------

             Net Cash (Used in) Operating Activities                                     (270,613)          (14,893)
                                                                                        ---------         ---------

Cash flows from financing activities:
     Proceeds from notes receivable                                                       225,000                --
     Proceeds from loans payable                                                               --             1,500
     Payments on loans                                                                     (5,000)           (1,500)
     Proceeds from exercise of stock options                                                   --            15,000
                                                                                        ---------         ---------

             Net Cash Provided by Financing Activities                                    220,000            15,000
                                                                                        ---------         ---------

Net (increase) in cash and
     cash equivalents                                                                     (50,613)              107

Cash and cash equivalents - beginning of year                                             151,687              (107)
                                                                                        ---------         ---------

Cash and cash equivalents - end of year                                                 $ 101,074         $      --
                                                                                        =========         =========

Supplementary information:

     Conversion of accounts payable to common stock                                     $  47,178
                                                                                        =========

     Conversion of notes payable to common stock                                        $ 225,000
                                                                                        =========

                        See notes to financial statements
                                      -5-

                               PEDIANET.com, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

         The consolidated balance sheet as of September 30, 2000 and the consolidated statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by Pedianet.com Inc ("PediaNet" or the "Company") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for December 31, 1999 was derived from audited financial statements.

2.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         As of September 30,2000 the Company has no revenues for the current year.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain additional debt and/or equity financing and realize revenues from its website sufficient to cover its overhead. The Company intends to derive future revenues from the design and implementation of their Pediatrics Information Directory System and will offer a number of website services to members of the Pediatric profession. These potential revenue streams will come from offering website design of Internet home pages for Pediatricians, registration of domain addresses, setup of access service and webmaster services. In addition, the Company's aim is to license and distribute the Devset software and upgrades to Devset module. The Company expects to commence implementation of these services when funding becomes available. The Company also plans to generate future revenues from digital space, pediatric internet digital TV, pediatric national database subscriptions, instructional courses and online conferences.

         In addition to internal growth, the Company intends to expand through acquisitions and new product development. In this quarter, the Company has focused substantial time and succeeded in finding compatable companies to acquire.

         In August 2000, the Company entered into an agreement to form a new subsidiary, which will be owned 80% by PediaNet.com Inc. and 20% by Dr. Melvin D. Koplow, to create products and services from proprietary and exclusive integrated technologies, which will be marketed to a broad variety of businesses and internet companies. Dr. Koplow has resigned his position as Chief Executive Officer and Director of PediaNet.com activities to assume a new position as President and Chief Executive Officer of the new subsidiary. PediaNet.com will provide total funding of approximately $130,000 to the new subsidiary.

         In September 2000, the Company signed a letter of intent to merge with Psy-Ed Corporation, DBA Exceptional Parent Magazine ("EP"), a company engaged in publishing and distributing of a national magazine designed to serve families and professionals who are involved in the care and development of children and young adults with disabilities and special health care needs.

         Under the terms of the letter of intent, EP shareholders will receive
         27.3 shares of PediaNet Common Stock for each share of EP Common Stock, Series A Preferred Stock and Series B Preferred Stock. In addition, each shareholder of Series B Preferred Stock will receive 6.8 shares of PediaNet Common Stock for the $27.45 per shares of EP unpaid dividends through December 31, 2000. The merger is subject to due diligence by both PediaNet and EP.

         On October 12, 2000 the Company signed a letter of intent to acquire drpaula.com, Inc a Company engaged in operating a pediatric website. Under the terms of the letter of intent, 2,000,000 shares of PediaNet.com common stock will be issued to drpaula.com shareholders. The entire transaction is subject to approval by drpaul.com Inc's preferred and common shareholders as well as the board of directors.

         There is no assurance that additional capital will be obtained, that a revenue stream from its website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.

         The Company currently does not have commitments for capital expenditures and does not expect to purchase property or equipment over the next twelve months that cannot be financed in the ordinary course of business. The Company estimates that is will require $1,000,000 to support its planned activities over the next twelve months.

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

         The financial statements include the Statements of Operations of the Company, exclusive of Ultraphonics, for the nine months ended September 30, 2000 and 1999. The net assets acquired by the Company included the following at December 31, 1999:

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
                                                   ==========

5.       NOTES RECEIVABLE/NOTES PAYABLE

         As part of the recapitalization with Ultraphonics, the Company assumed the subscription agreement in connection with a private placement of Ultraphonic's common stock in December 1999. In connection with the $1 million financing under Rule 504 of Regulation D of the Securities Act of 1933, Ultraphonics offered (i) 900,000 shares of Ultraphonic common stock at $.22 per share; (ii) $793,800 of Ultraphonic's one year, 10% convertible promissory notes which are convertible into shares of common stock at $1.50 per share and (iii) 410,000 warrants at $.01 per warrant, each warrant exercisable at $.01 per share. Ultraphonics received $100,000 in cash, $50,000 in marketable securities and received a note receivable in the amount of $850,000, bearing interest at 10%, due June 28, 2000, which was extended until August 28, 2000. In August 2000, the Company extended the note until December 31, 2000 and reassigned the principal balance of $625,000 to three outside parties. As part of the extension agreement with one of the parties, they guarantee to pay the $50,000 quarterly payments to the Company's public relations firm as described in Note 7. As of September 30, 2000, $225,000 has been paid to the Company.

         The convertible note payable of $793,000 is due December 28, 2000. Interest is payable on the due date and thereafter until the obligation is discharged. The note is convertible into 529,200 of the Company's common stock at the option of the holder. As of September 30, 2000, $225,000 of this note was converted into 150,000 shares of common stock.

         The note receivable and note payable are obligations of the same related party. At September 30, 2000 the Company did not offset the note receivable against the note payable as it is not the intention of the Company to offset the two obligations at maturity. The Company has offset the note receivable-subscription agreement ($625,000 as of September 30, 2000) against stockholder's equity until the note has been paid.

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

7.       SUBSEQUENT EVENTS

     (a) On October 12, 2000 the Company signed a letter of intent to acquire drpaula.com, Inc a Company engaged in pediatric website. Under the terms of the letter of intent, 2,000,000 shares of PediaNet.com common stock will be issued to drpaula.com shareholders. The entire transaction is subject to approval by drpaul.com Inc's preferred and common shareholders as well as the board of directors.

     (b) On November 13, 2000, the Company signed an agreement to engage a public relations firm to provide services for the Company. The Company will issue 200,000 shares of restricted common stock and will pay quarterly payments of $50,000 for the 18 month term of the agreement. The Company will record non-cash compensation expense of $94,000. The quarterly payments will be paid by a third party as part of the reassignment of the Company's Note Receivable. (See Note 5)

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------

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

         Results of Operations
         ---------------------

         PediaNet intends to derive future revenues from the design and implementation of their Pediatrics Information Directory System and will offer a number of website services to members of the Pediatrics profession. These potential revenue streams will come from offering website design of Internet home pages for Pediatricians, registration of domain addresses, setup of access service and webmaster service. In addition, the Company's aim is to license and distribute the Devset software and upgrades to Devset module. The Company expects to commence implementation of these services when funding becomes available. The Company also plans to generate future revenues from digital space, pediatric internet digital TV, pediatric national database subscriptions, instructional courses and online conferences.

         In addition to internal growth, the Company intends to expand through acquisitions and new product development. In this quarter, the Company has focused its efforts and succeeded in finding compatible companies to acquire.

         In August 2000, the Company entered into an agreement to form a new subsidiary, which will be owned 80% by PediaNet.com Inc. and 20% by Dr. Melvin D. Koplow, to create products and services from proprietary and exclusive integrated technologies, which will be marketed to a broad variety of businesses and internet companies. Dr. Koplow has resigned his position as Chief Executive Officer and Director of PediaNet.com activities to assume a new position as President and Chief Executive Officer of the new subsidiary. PediaNet.com will provide total funding of approximately $130,000 to the new subsidiary.

         In September 2000, the Company signed a letter of intent to merge with Psy-Ed Corporation, DBA Exceptional Parent Magazine ("EP"), a company engaged in publishing and distributing of a national magazine designed to serve families and professionals who are involved in the care and development of children and young adults with disabilities and special health care needs.

         Under the terms of the letter of intent, EP shareholders will receive
         27.3 shares of PediaNet Common Stock for each share of EP Common Stock, Series A Preferred Stock and Series B Preferred Stock. In addition, each shareholder of Series B Preferred Stock will receive 6.8 shares of PediaNet Common Stock for the $27.45 per shares of EP unpaid dividends through December 31, 2000. The merger is subject to due diligence by both PediaNet and EP.

         On October 12, 2000 the Company signed a letter of intent to acquire drpaula.com, Inc a Company engaged in operating a pediatric website. Under the terms of the letter of intent, 2,000,000 shares of PediaNet.com common stock will be issued to drpaula.com shareholders. The entire transaction is subject to approval by drpaul.com Inc's preferred and common shareholders as well as the board of directors.

         There is no assurance that additional capital will be obtained, that a revenue stream from its website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.

         Nine Months Ended September 30, 2000 compared to
              Nine Months Ended September 30, 1999
         -------------------------------------------------

         Sales
         -----
         Sales decreased from $4,500 for the nine months ended September 30, 1999 to $-0- for the nine months ended September 30, 2000. The Company expects to commence implementation of its website services sometime early in the third quarter of 2000.

         Selling, General and Administrative Expenses
         --------------------------------------------
         Selling, general and administrative expenses increased from $345,359 for the nine months ended September 30, 1999 to $356,228 for the nine months ended September 30, 2000. This increase is primarily due to the addition of payroll and additional professional fees relating to the recapitalization in the nine months ended September 30, 2000.

         Interest Expense
         -----------------
         Interest expense increased from $-0- for the nine months ended September 30, 1999 to $61,751 for the nine months ended September 30, 2000. This increase is due to interest expense for warrants issued below fair market value which expire December 31, 2000.


         Three Months Ended September 30, 2000 compared to
               Three Months Ended September 30, 1999
         --------------------------------------------------

         Sales
         -----
         Sales remained the same for the three months ended September 30, 1999 and September 30, 2000. The Company expects to commence implementation of its website services sometime early in the third quarter of 2000.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased from $78,966 for the three months ended September 30, 1999 to $142,551 for the three months ended September 30, 2000. This increase is primarily due to additional professional fees relating to the recapitalization and the addition of payroll in the three months ended September 30, 2000.

         Interest Expense
         ----------------
         Interest expense increased from $-0- for the three months ended September 30, 1999 to $20,584 for the three months ended September 30, 2000. This increase is due to interest expense for warrants issued below fair market value which expire December 31, 2000.

         Liquidity and Capital Resources
         -------------------------------

         As of September 30, 2000 the Company needs to obtain additional financing to fulfill its activities and achieve a level of sales adequate to support its cost structure. The main revenue stream is expected to be from specialized services, such as advertising and sponsors, digital space, pediatric internet TV, pediatric national database subscriptions, instructional courses and online conferences. There can be no assurance that any revenue will be generated from these sources.

         The Company estimates that it will require approximately $1,000,000 to support the planned activities over the next twelve months. The Company expects to generate working capital from the collection of $850,000 in notes receivable and from debt and equity financing. Although the Company received $225,000 against the notes receivable in 2000, the Company at present does not have adequate cash reserves to meet its future cash requirements. The Company's ability to continue as a going concern will depend upon successful completion of any financing, any future acquisitions or its ability to generate revenue from advertising and sponsors. The Company does not expect to have to purchase any property or equipment over the next year that cannot be financed in the ordinary course of business.

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

PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings
                    -----------------

                    The Company is not presently subject to any legal proceedings which are material to the consolidated results of operations or financial condition of the Company.

         Item 2.    Changes in Securities
                    ---------------------

                    None.

         Item 3.    Default in Senior Securities
                    -----------------------------

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

         Item 5.    Other Information
                    -----------------

                    None.


         Item 6.    Exhibits and Reports on Form 8-K
                    --------------------------------

             (a)        Exhibits:  Exhibit 27.1 Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed by the registrant during the quarter ended September 30, 2000.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                               PEDIANET.COM, INC






Date: November 14, 2000                         By: /s/Steven Richter
                                                   ----------------------------
                                                        Steven Richter
                                                          President