Form 10KSB40
period 2000-12-31
PEDIANET COM INC
filed 2001-04-17
CIK 1108515

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-KB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -------------

Commission File Number 0-29951
                       -------

                               PEDIANET.COM, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                       58-1727874
-------------------------------                   --------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

15 West End Avenue, Brooklyn, New York                    11235
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (718) 332-3994
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             -----

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
          ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The issuers revenues for the most recent fiscal year was $0.0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the $0.0938 last sales price reported by OTC Bulletin board on February 20, 2001, was $2,436,490.

As of February 20, 2001 the registrant had issued and outstanding 25,975,378 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  See Exhibit Index

                                     PART I

Item 1.  Description of Business

         PediaNet, Inc. was incorporated in the State of New York on April 22, 1996. In December 31, 1999, PediaNet, Inc. affected a merger with
Ultraphonics-USA ("Ultraphonics"), a public, non-operating entity and Ultraphonics changed its name to PediaNet.com, Inc. ("PediaNet" or the "Company"). On January 14, 2000, PediaNet began trading on the OTCBB under the new symbol "PEDN."

         Ultraphonics was originally incorporated on April 3, 1975 under the laws of the State of Utah under the name of David Thatcher & Sons Enterprises, Inc. Thereafter, on June 4, 1979, its name was changed to Aware Products Corporation.

         In April, 1989 the Aware Products Corporation acquired 100% of the assets subject to liabilities of Ultraphonics, a Georgia corporation, changed its name to Ultraphonics and changed its State of Domicile from Utah to Georgia. Ultraphonics was engaged in the design and manufacture of a proprietary ultrasound diagnostic device for the military and industrial use. Ultraphonics discontinued operations in April 1991 and had no operating activities since that date. On November 17, 1999, the Board of Directors of Ultraphonics approved a 1 for 1000 reverse stock split and completed the merger with PediaNet.

         The Company is in its development stage and has incurred operating losses in excess of $1,960,626 from its inception to December 31, 2000 including losses of $621,122, $439,080, $389,017 and $511,407 for 2000, 1999, 1998 and
1997, respectively. The Company's revenues have declined for each of the past four years. Due to its lack of revenues, accumulated operating losses and the need for additional working capital, there is no assurance that the Company's business plan will be successful or that it will be able to continue as a going concern.

         PediaNet, through its website at is establishing itself as a primary information and interactive communications resource for pediatric health related matters for parents, guardians, children, sponsors, and medical professionals as well as the general public on a worldwide basis, based on internet solutions utilizing a proprietary pediatric software program known as Devset ("Devset").

         The Devset software was designed by a founder of the Company to serve pediatricians by enhancing their practice. Devset augments the PediaNet Website and enables visitors to the site to enjoy its benefits without any additional cost to them. In addition, the Devset software enables pediatricians and other health care professionals to track the growth and developmental milestones of children and will be upgraded to report immunizations, perform billing and gather statistical information. Devset also is designed to provide pediatric practitioners with printouts of all patient related data, as well as printouts of diagnoses and treatment in layman's language, making it easier for the patient to understand.

         PediaNet's primary focus is on expedient, internet-based delivery of up to date information. Utilizing the vast communicative power of the Internet, PediaNet provides a wide variety of interactive information and services designed to enhance the lives of children and adolescents regardless of geographic considerations. What differentiates PediaNet from most other existing medical internet sites is PediaNet's exclusive dedication of its site to pediatrics. The Company believes that the variety of services provided on its Website differentiates it from those few websites dedicated to pediatrics.

         The Company presently has two salaried employees, both of whom are employed full time.

         PediaNet is designed to accommodate two types of users:

Public Site:

         This site is for the public-at-large, particularly parents, children and medical students. PediaNet's concentration is on information necessary to cover the issues of children's development and medical care. All materials presented on the public site are authored by pediatric professionals. The Company believes that such authorship helps ensure the delivery of the highest caliber of pediatric information to the public. PediaNet not only links the public to medical information but provides interactive avenues of communication between parents and medical professionals. The Website is supported by portions of Devset and can be accessed directly by visitors to the Website at no additional cost.

Professional Site:

         This site is intended for use by licensed pediatricians, medical institutions and related industries servicing the world of pediatric medicine. The foundation of the professional site is the development of a private communications network for pediatric professionals, providing them with the software tools necessary for creating a nationwide, and in the future, a worldwide informational pediatric database within PediaNet.

         PediaNet's professional site is intended for use by physicians, hospitals, medical professionals, and experts in the pediatric healthcare field, nationally and worldwide also will be used to market Devset. The Company intends to market Devset to physicians and other healthcare professionals to enhance their daily practice of pediatrics. Utilizing the power of the World Wide Web, PediaNet's professional website is designed to link pediatricians worldwide for professional education and consultation and to offer quick access to vast resources for current newsworthy releases and articles regarding pediatrics and children, including health and legal issues, and discussion groups between health professionals, medical scholars and practitioners.

Marketing Policy:

         PediaNet's marketing policy is to provide general services, free of charge, to both the public and the pediatric professional community. Historically, the Company has generated its revenues primarily from grants from sponsors. It is expected that going forward the main revenue stream will be from specialized services, such as advertising and sponsors, digital space, pediatric internet digital TV, pediatric national database subscription, instructional courses and online conferences. The Company's revenues have declined each year over the past three years and the Company currently has no significant revenue source. There can be no assurance that the Company will be successful in generating revenues as planned.

Competition:

         The online medical information and services market, like many other online markets is characterized by strong competition. There are a large number of web sites devoted to offering pediatric information or services. The Company is not aware of any website offering the variety of information and services offered on the PediaNet Website or augmented by a software system comparable to Devset.

         Because Web sites can be launched at relatively low cost, other traditional providers of pediatric services and information may choose to create an online model. Many of these companies have longer operating histories, greater brand recognition, larger customer user bases and significantly greater financial, technical and marketing resources than the Company. Failure to compete effectively with such companies will have a material adverse effect on the Company's business, financial conditions and results of operations.

Proprietary Rights:

         The Company has been granted an exclusive, worldwide license to exploit the Devset software by Dr. Melvin Koplow, formerly both the Chief Executive Officer of the Company and a Director. The Company intends to seek patent and trademark protection for Devset as soon as feasible. Currently, the Company relies primarily upon its know-how, rather than patents, to develop and maintain its competitive position.

Plans for Growth:

         In addition to internal growth, PediaNet intends to expand through acquisitions and new product development. While PediaNet has no present binding agreements to acquire additional companies, it intends to focus on companies that exhibit stable, aggressive growth that would complement the services offered on its website. No assurance can be given that PediaNet will be successful in its endeavors to acquire compatible companies.

Product Strategy:

         PediaNet offers unlimited Internet access to the public, at no charge, and provides the following:

Public Gateway:

Emergency Alerts: Local and national outbreaks of diseases or epidemics highlight this important site. Data from the Center for Disease Control and other professional sources regarding warnings about dangerous health related situations keeps people informed with the latest breaking health emergency information.

Pedia News: PediaNet gathers a wide array of important newsworthy releases and articles regarding children, including health and other matters and puts it quickly at interested persons' fingertips.

Disease Database: PediaNet has a comprehensive, easy to use, searchable list of known illnesses and disorders that are relevant to children and adolescents. These are referenced with pertinent information, such as common symptoms and effects, aiding in the early detection of disease.

Simple Rx Guide: The world of prescription and over the counter drugs is continually expanding with new drugs and treatments constantly being approved. This site provides a brief description of drugs, their usage and possible side effects.

Product Recalls and Alerts: Crucial information about toys, games and children's products that may be dangerous or defective can be found here. Users of this site are able to check regularly to see what products are currently being recalled and what should be done if they own one. This information is not available everywhere and is a key feature of PediaNet.

Development/Growth Chart: Through the underlying site support of a special limited version of PediaNet's Devset software program, a parent or guardian can see a child's projected development and probable growth up to age eighteen. This feature can be an valuable tool for parents sensing that their child is not properly growing physically or developmentally.

Immunization: An ever increasingly health issue for our children is receiving timely and proper immunizations. PediaNet provides a list of immunizations categorized by age, due date and the reasons for their necessity. At this site, PediaNet will inform the users of any new standards and requirements as they are established.

Product Expo: PediaNet is an online source for finding and purchasing products for children of all ages. Working in cooperation with major manufacturers and catalog companies, PediaNet offers and displays a broad array of products and services through links to participating companies. Many items to aid and assist those who are physically and mentally challenged are featured here. The Company is entitled to a portion of the revenues from products sold in this manner but has generated no revenue in this manner to date.

Kidz Club Only: This area is for children. Here information, games and entertainment are available specifically for their use and exploration. While at the PediaNet site, the user's child has an opportunity to open up and develop interpersonal as well as learning skills.

Benefits to the End-user: As technology improves, and costs drop, the end-user of PediaNet can expect to:

         o     Receive medical-related, Internet broadcasts;
         o     On-demand download voice/data;
         o     Receive speeches on medical
               topics;
         o     Receive Internet audio broadcasts of conferences;
         o     Interactive courses;
         o     Interactive seminars;
         o     Receive full-motion video; and
         o     Access interactive applications supplied by advertisers

         These services and more are expected to be available on-demand.

Professional Gateway:

         The Company's professional site is intended for use by pediatric professionals who gain access to the site by means of a password provided to them after they have completed a professional questionnaire compiled by the Company. The Company does not independently verify the veracity or accuracy of these questionnaires.

PediaNews Pro: PediaNet gathers a wide array of important, newsworthy releases and articles regarding pediatrics and children, including health and legal issues and puts it quickly at the doctors' fingertips.

CME Corner: Offered here are various products including publications, Board Reviews, audios and videos which offer professionals required Continuing Medical Education credits.

Recent Developments

         On March 16, 2001, the Company closed on the merger (the "Merger") of Pedianet Acquisition Corp. ("Acquisition Corp.") with and into drpaula.com, Inc. ("drpaula.com") in accordance with the terms of an Agreement and Plan of Reorganization and Merger dated as of February 19, 2001 (the "Merger Agreement"), among the Company, Acquisition Corp., and drpaula.com. The Merger Agreement provided for the Merger, with drpaula.com as the surviving corporation and resulting in it becoming a wholly-owned subsidiary of the Company. drpaula.com operates an interactive web site (www.drpaula.com) geared to pediatrics and mother/child health related issues. The Merger Agreement further provided that an aggregate of 8,000,000 shares of the Company's Common Stock (the "Stock") be issued. The Merger consideration was determined by arms' length negotiation of the parties to the Merger Agreement. The closing price of the Stock immediately prior to the Merger was $.07 per share. Of the 8,000,000 shares of Stock to be issued under the Merger Agreement, the sole holder of the preferred stock of drpaula.com is entitled to receive aggregate value equal to the $2,100,000 stated value of its preferred stock in drpaula.com, together with the value of the accrued dividends thereon through the closing date of the Merger Agreement, but in no event less than 2,800,000 or more than 4,600,000 shares of Stock. The exact number of shares of Stock to be received by such preferred stockholder of drpaula.com will be based on the value of the Stock to be received by it one year following the closing of the Merger. The difference is to be contributed by three of drpaula.com's common stockholders, Harold Engel, Paula M. Elbirt, M.D., and Alan G. Cohen, in accordance with the terms of a Stock Transfer Agreement among such parties, the Company, and the escrow agent for the Merger.

         KIDSDOC, INC., an entity owned and controlled by Mr. Engel and which sold the web site operated by drpaula.com to it, received 900,000 shares of Stock under the Merger Agreement in satisfaction of the amounts owing to it on the sale of such web site to drpaula.com. Also under the Merger Agreement, a designated person is to receive 400,000 shares of Stock for acting as a finder in connection with the Merger. The difference between the 8,000,000 shares to be issued under the Merger Agreement and (a) the initial 2,800,000 shares to be issued to drpaula.com's preferred stockholder, (b) the shares issued to KIDSDOC, INC., and (c) the shares issued to the finder, or approximately 3,900,000 shares of Stock, are to be distributed pro rata to the common stockholders of drpaula.com. All of the shares issued to the common stockholders of drpaula.com and its preferred stockholder are being held in escrow for one year from the closing of the Merger. The shares of Stock owned by the persons who were common stockholders of drpaula.com are being held in such escrow as the sole source of recovery by the Company for any indemnification claims against drpaula.com under the Merger Agreement, up to a maximum aggregate value of $250,000.


Item 2.  Description of Property

         The Company presently leases approximately 1500 square feet of space, at a lease rate of $2,400 per month, pursuant to a three-year lease with an unaffiliated party, at 15 West End Avenue, Brooklyn, New York 11235. The Company's phone number is 718-332-3994.

Item 3.  Legal Proceedings

         The Company is not a party to or involved in any material litigation, nor is it aware, to the best of its knowledge, of any pending or contemplated proceedings against it by any third party or any government authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
 Matters

         PediaNet's Common Stock is currently traded on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "PEDN." As of December 31, 2000, there were approximately 301 holders of the Common Stock.

         The following table sets forth the range of the high and low closing bid prices per share of PediaNet's Common Stock during each of the calendar quarters identified below. These bid prices were obtained from the Standard & Poor's Comstock, and do not necessarily reflect actual transactions, retail markups, markdowns or commissions.

         The high and low bid sales prices for the equity for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included are as follows:

-----------------------------------------------------------------------------------------------------------------
Year     Quarter  High Bid    Low Bid          Year     Quarter           High Bid         Low Bid
1999     1st*       N/A         N/A             2000     1st*              11.00             6.12
1999     2nd*       N/A         N/A             2000     2nd*              11.62             1.75
1999     3rd*       N/A         N/A             2000     3rd*               5.12             1.37
1999     4th        0.625       0.25            2000     4th                2.75             0.33
-----------------------------------------------------------------------------------------------------------------

         * Prior to the merger Ultraphonics securities were inactive until December 13, 1999, when trading resumed under the symbol ULPC. Following the merger and a change in the stock symbol to PEDN to reflect the new merged Company, PediaNet began trading on the Over-the-Counter Bulletin Board under the new symbol on January 11 of 2000.

         On December 28, 1999, Ultraphonics closed on a private placement deal pursuant to Rule 504 of Regulation D to a limited number of "accredited investors"in which Ultraphonics raised $1,000,000 in a combination of cash, promissory notes and shares of stock as a condition to completing a merger with PediaNet, Inc. Pursuant to the offering, Ultraphonics sold a total of (i) 900,000 shares of common stock at $0.22 per share or $198,000; (ii) 410,000 one-year warrants to purchase shares of its common stock at $0.01 per warrant at an exercise price of $0.01 or $8,200; and (iii) $793,800 principal amount of its one year 10% convertible promissory notes (the "Convertible notes") for a total of $1,000,000. At closing, Ultraphonics received $100,000 in cash, $50,000 in marketable securities and $850,000 in unsecured six-month 10% promissory notes (the "Investor Notes").

         The Investor Notes are callable by the Company in 25% increments under certain conditions.

         The Convertible Note is convertible into 529,200 shares of the Company's Common Stock. Interest is payable on December 28, 1999, the due date.

         The proceeds to Ultraphonics, were used for working capital for the Company after the merger with PediaNet, Inc.

         In January 2, 1999, the Company issued 59,550 shares to outside consultants in consideration for services rendered valued at $ 89,325.

         On January 16, 1999, PediaNet, Inc. issued 59,700 shares of common stock to John DeMauro, a Director, upon the exercise of an option granted in September 1996 at an exercise price of $.01 per share or $597 and 100,000 shares of common stock upon the exercise of an option granted in September 1996 at an exercise price of $.15 per share or $15,000.

         In September 1999, the Company issued 44,000 shares of common stock at $1.50 per share for a total consideration of $66,000 to two unrelated "accredited" investors.

         On December 31, 1999, Ultraphonics issued 3,730,386 shares of its common stock in exchange for all of the outstanding shares of PediaNet, Inc.

         In January 2000, PediaNet issued 150,000 five-year options to purchase shares of common stock to each of Messrs. Koplow, Richter, and DeMauro, 100,000 five-year options to Mr. Ackerman, and 40,000 five-year options to Mr. Lepore in consideration for services rendered as officers and directors. The options are exercisable at $1.50 per share.

         In January 2000, PediaNet issued 15,000 five-year options to purchase shares of common stock to each of its directors and officers in consideration for services rendered as officers and directors. The options are exercisable at $1.50 per share.

         In January 2000, PediaNet issued a total of 36,000 shares to certain employees and consultants in exchange for services rendered valued at $54,000.

         In October 2000, PediaNet issued 12,000 five-year options to purchase shares of common stock to each of two consultants in exchange for services rendered. The options are exercisable at $0.50 per share.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following is a discussion of certain factors affecting PediaNet's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated financial statements and related notes that are included herein.

         The following discussion regarding PediaNet and its business and operations contains forward-looking statements. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Results of Operations

Year ended December 31, 2000 as compared with the year ended December 31, 1999

During the year ended December 31, 2000, the Company's total assets decreased $143,744 or 33% to $297,931 as compared to $441,675 for the year ended December 31, 1999. This decrease is attributable to the decrease in deferred financing costs as well as the amortization of the software costs in the current year.

Revenue. Total revenue for the Company for the year ended December 31, 2000 declined 100% to zero as compared to $4,500 for the year ended December 31, 1999. Our ability to continue as a going concern is dependent upon our ability to obtain additional debt or equity financing and realize revenues from our website sufficient to cover our overhead. There can be no assurance that the Company will be successful in generating such funds, and failure to do so would have a material adverse impact on the Company's ability to continue as a going concern.

Operating Expense. During the year ended December 31, 2000 the Company experienced an increase of approximately 24% in operating costs and expenses. Operating costs increased to $547,998 from $443,580 from the year ended December 31, 1999. The primary reason for the increase was an increase in cost and expenses associated with selling, general and administrative expenses, including an increase in legal and accounting fees relating to potential acquisitions of $156,272 to $172,080 in 2000 compared to $15,808 in 1999. The Company also incurred $62,897 in salaries and payroll taxes in 2000 compared to zero in 1998, as well as an increase in insurance expense of $25,527 to $28,867 in 2000 compared to $3,340 in 1999, and rent expense of $19,200 in 1999 as compared to zero in 1998.

Interest Expense. During the year ended December 31, 2000 the Company incurred interest expense of $150,672 in 2000 compared to zero in 1999. The interest expense relates to deferred financing costs of $82,335 in 1999 which were expensed in 2000, as well as accrued interest of $68,337 relating to the notes payable.

Gains or (Losses). There were no realized gains or losses for the years ended December 31, 2000 and 1999. The unrealized loss of 49,376 and $25,000 have been recorded as a separate component of stockholder's deficiency for the years ended December 31, 2000 and 1999, respectively.

Net (Loss). During the year ended December 31, 2000 the Company's net (loss) increased 42% to $621,122 as compared to $439,080 for the year ended December 31, 1999. This loss was primarily attributable to lack of revenue and an increase in selling, general and administrative expenses of 24% over the prior year. As a result of additional shares outstanding, the Net (loss) per Common Share of the Company's stock, (basic and diluted) was ($0.11) in 2000, compared to ($0.13) in 1999. The Company has experienced recurring losses and negative cash flows through December 31, 2000 and the Company had a stockholder deficiency of approximately $298,000. We need to obtain additional financing to support our planned activities and to achieve a level of sales adequate to support our costs structure.

Year ended December 31, 1999 compared with year ended December 31, 1998

Revenue. Total revenue for the Company for the year ended December 31, 1999 declined 29% to $4,500 as compared to $6,379 for the year ended December 31, 1998. The decline was attributable to a 45% drop in revenue from website income. For the year ended December 31, 1999, the Company realized revenues of $1,000 from sponsorship fees. The prior year the Company did not generate any revenue in this category. The Company's website income was derived from advertisers. For the year ended December 31, 1999 the Company experienced a decline of 45% in website advertising revenues to $3,500 as compared to $6,379 for the year ended December 31, 1998. This loss was attributable to non-renewal of the Exceptional Parent Magazine advertising commitment for the year ended December 31, 1999.

Operating Expenses. During the year ended December 31, 1999 the Company experienced an increase of approximately 13% in operating costs and expenses. Operating costs increased to $443,580 from $395,396 from the year ended December 31, 1998. The primary reason for the increase was an increase in cost and expenses associated with selling, general and administrative expenses, including the issuance of $89,325 of common stock in consideration for consulting services rendered in 1999 compared to $2,535 in 1998, and legal and accounting fees increased $5,295 to $15,808 in 1999 compared to $10,513 in 1998. This increase in expenses was partially offset by a reduction in royalty expense from $47,178 in 1998 to zero in 1999.

Gains or (Losses). There were no realized gains or losses for the years ended December 31, 1999. The unrealized loss of $25,000 has been recorded as a separate component of stockholder's deficiency for the year ended December 31, 1999.

Net (Loss). During the year ended December 31, 1999 the Company's net (loss) increased 13% to $439,080 as compared to $389,017 for the year ended December 31, 1998. This loss was primarily attributable to lack of significant revenue and an increase in selling, general and administrative expenses of 13% over the prior year. As a result of additional shares outstanding, the net (loss) per common share of the Company's stock (basic and diluted) was ($0.13) in 1999, compared to ($0.12) in 1998. Prior to the merger, Ultraphonics had experienced recurring losses and negative cash flows through May 31, 1999 and, as of April 30, 1999, the Company has a stockholder deficiency of approximately $128,000 and was in default on its debt to one of the Company's shareholders in the amount of $117,795.

Liquidity and Capital Resources

         The Company currently does not have commitments for capital expenditures and does not expect to purchase property or equipment over the next twelve months that cannot be financed in the ordinary course of business. The Company estimates that it will require $[ ] to support its planned activities over the next twelve months. The Company currently does not have adequate cash reserves to meet its future cash requirements. These uncertainties raise substantial doubt about the ability of the Company to continue as a going concern.

Item 7.  Financial Statements and Supplementary Data

Attached.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following Table sets forth certain information regarding the executive officers and directors of PediaNet as of December 31, 2000.


------------------------------------------------------------------------------------------------------------------------
        Name               Age              Title            Five Year Business Experience
------------------------------------------------------------------------------------------------------------------------

    Melvin D. Koplow(1)    55               CEO              Dr. Melvin Koplow has been CEO and a Director of
                                            Director*        PediaNet since April 1996.  He has been a practicing
                                                             pediatrician for the past 22 years and developer of Devset software, a pediatric growth and developmental tracking
                                                             software program that was developed in 1984. His current
                                                             software projects are focused on immunization tracking,
                                                             electronic billing and pediatric resource information.

    Steven Richter         57               President        Mr. Richter has served as President since November 1999
                                            Director         and as Director of Marketing since 1996. Mr. Richter has
                                                             been an in wholesale consumer electronics for the past
                                                             twenty years.

    John Lapore(1)         43               Secretary        Mr. Lapore has served as Corporate Secretary and Director
                                            Director*        of PediaNet since January 2000. In addition Mr. Lapore
                                                             since 1989 has managed and operated an Allstate Insurance
                                                             agency.

    Ernest Cifaldi         39               Treasurer        Mr. Cifaldi presently has served as orporate Treasurer of
                                                             PediaNet since December 1999. In addition Mr. Cifaldi from
                                                             1997 to date is Senior Vice President in charge of
                                                             Consolidation, General Ledgers and Control at Solomon Smith
                                                             Barney and from 1995 to 1996 was Vice President and
                                                             Controller of Information Systems for Cowan & Co..

    Aleksandr Akerman,     51               Director*        Mr. Akerman has served as Treasurer from 1996 to December 1999.
                                                             Mr. Akerman has a Master of Computer Science degree from
                                                             Moscow University; he served more than 20 years as Deputy
                                                             Director of Project Development for the Central Bank of
                                                             U.S.S.R. Mr. Ackerman created the Banking Information
                                                             System for Moscow Central Bank of the U.S.S.R. Since 1993
                                                             he has been President of Greycourt Inc.

    Shlomo Carlebach(1)    40               Director*        Mr. Carlebach has served as a Director since 1996. Mr. Carlebach was one of the founders of Maxum Computers, a computer
                                                             original equipment manufacturer and since 1995 has been
                                                             Purchasing Manager at Greycourt Inc..

    John DeMauro(1)        61               Director*        Mr. DeMauro has served as  as a Director of PediaNet
                                                             since 1996. In 1996 Mr. DeMauro served as an Administrator of the Amalgamated Lithographers Union, Local 1. From 1995
                                                             to 1996 DeMauro was a private consultant of employee
                                                             benefits. Mr. DeMauro currently is employed by Greycourt Inc.

         * Each Director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

         (1) On February 28, 2001, Harold Engel, Alan G. Cohen, and James Kirsch were appointed to fill vacancies on the Company's Board of Directors. Previously, Shlomo Carlbach, John DeMauro, Melvin Koplow and John Lapore had resigned as directors. To the best knowledge of the Company, neither Messrs. Carlbach, DeMauro, Koplow nor Mr. Lapore resigned as the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices. The current Board of the Company consists of Steven Richter, Harold Engel, Alan G. Cohen, James Kirsch, and Alex Akerman. James Kirsch is the Chief Executive Officer of iMaternity.com, Inc. Also, on March 19, 2001, Mr. Engel was appointed as the Chief Executive Officer,and Steven Richter was appointed as the Chairman, of the Company.

         The Directors of PediaNet hold no other directorship in any other reporting company. There are no family relationships among the directors or persons nominated or chosen by the Company to become a director.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during Fiscal 1998, its officers, directors, and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements with the exception of the following: the initial Form 3s and 5s for Steven Richter and Alex Ackerman are being filed concurrently with this Form 10-KSB.

Item 10.  Executive Compensation

                           Summary Compensation Table
--------------------------------------------------------------------------------------------------------

                                                     Annual Compensation
Name and                                        ----------------------------
Principal Position                   Year                     Salary*            Bonus          Other
----------------------              ------                    --------           -------        -------
Dr. Melvin D. Koplow, MD            2000                        --                 --             --
CEO and Director                    1999                      $62,500              --             --

Steven Richter                      2000                      $40,000              --             --
President and Director              1999                      $31,250              --             --

Shlomo Carlebach                    2000                        --                 --             --
Director                            1999                      $62,500              --             --

Aleksandr Akerman                   2000                        --                 --             --
Director                            1999                      $62,500              --             --

John DeMauro                        2000                        --                 --             --
Director                            1999                      $62,500              --             **
------------------------------------------------------------------------------------------------------

         *Amounts listed represent amounts forgiven under employment contracts which terminated during 1999. There was no annual compensation paid or owing to the officers and directors of the Company for fiscal 1999 other than as described in "Employment Agreements" below.

         ** Mr. DeMauro exercised 59,700 options to purchase Common Stock at $.01 per share and 100,000 options to purchase Common Stock at $.15 per share on January 16, 1999. These options were granted in September 1996 pursuant to an employment contract and exercised at a time when there was no market for the Company's stock and the Company had a negative net worth. See "Employment Agreements" and "Recent Sales of Unregistered Securities" below.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

=================================================================================================================
            Name             Number of       Percent of total          Exercise or base     Expiration date
                             securities     options/SARs granted        price ($/Sh)
                             underlying        to employees in
                            options/SARs         fiscal year
                           granted (#)(*)
==================================================================================================================
Melvin Koplow                165,000            24.8%                $1.50                  01/02/05
==================================================================================================================
Steven Richter               165,000            24.8%                $1.50                  01/02/05
==================================================================================================================
Aleksandr Ackerman           115,000            17.3%                $1.50                  01/02/05
==================================================================================================================
John Lapore                   55,000             8.3%                $1.50                  01/02/05
==================================================================================================================
John DeMauro                 165,000            24.8%                $1.50                  01/02/05
==================================================================================================================

* Numbers do not reflect January 3, 2001 3-for-1 stock dividend.

         As of January 1, 2001, no executive officer of the Company held any stock appreciation rights with respect to the stock of the Company. The authorization and/or granting of stock options to directors of the Company and to other executive officers of the Company is discussed below. See"Stock Option Agreements".

Employment Agreements

         In 1999 the employment agreements for all of the officers and Directors of the Company expired and were not renewed, provided, however, that John DeMauro, a Director, retained an option to purchase 59,700 shares of common stock at one cent ($.01) per share and an additional 100,000 shares at either ten percent (10%) of an initial public offering by the Company, at takeover price offer, any buyout price, private sale price or book value price, as defined under the terms of his employment agreement. All of these options were exercised by Mr. DeMauro on January 16, 1999. See "Recent Sales of Unregistered Securities."

         In connection with the Merger, Harold Engel and Paula M. Elbirt, M.D., entered into employment agreements, and CA Consulting Services, Inc., an affiliate of Alan G. Cohen, entered into a consulting agreement, with the Company to provide services to drpaula.com following the Merger. Under the terms of such employment agreements, Mr. Engel and Dr. Elbirt are to receive a monthly amount of 50,000 shares of Stock as long as the fair market value of a share of Stock at the date of issuance is equal to or greater than $.10; if the fair market value is less than $.10, the Company will issue a number of shares of Stock for that month so that the aggregate fair market value thereof is $5,000. Additionally, each of Mr. Engel and Dr. Elbirt are entitled to bonuses of up to $90,000 in the aggregate payable in shares of Stock, in equal thirds upon each of the following events: (a) the negotiation of any client, joint venture, or other relationship resulting in additional business for drpaula.com, (b) the development of a subscription model for drpaula.com's web site, and (c) notwithstanding the occurrence of (a) or (b), on the date which is six months following the closing of the Merger. In March 2001, drpaula.com announced a joint venture relationship with iMaternity.com, Inc., pursuant to which iMaternity has agreed to host and market drpaula.com's web site. The Company has agreed that this relationship with iMaternity satisfies the requirements of (a) above. Alan G. Cohen, on behalf of CA Consulting Services, Inc., is to receive $40,000 in aggregate fair market value of shares of Stock under its consulting agreement. All of the shares of Stock to be issued to Mr. Engel, Dr. Elbirt, and Mr. Cohen are to be issued under an effective Form S-8 registration statement under the Securities Act of 1933.

         Harold Engel, Paula M. Elbirt, M.D., and Alan G. Cohen have agreed to waive issuances of shares of Stock due them pursuant to their respective employment and consulting agreements for up to 30 days from the closing of the Merger Agreement pending the filing and effectiveness of the Form S-8 registration statement required to be filed by the Company. The Company has also adopted a 2001 Stock Compensation Program (including incentive stock option, non-qualified stock option, stock appreciation rights, and stock bonus plans), making available up to 15 million shares of Stock (of which 10 million shares will be available solely for the benefit of drpaula.com) to eligible employees and consultants of the Company. The Company does not have a sufficient number of authorized shares of its Stock to satisfy the requirements of existing obligations to issue or reserve for issuance its shares of Stock and its obligations under the employment and consulting agreements and the 2001 Stock Compensation Program described in this report. The Company has committed to use its best efforts to amend its Articles of Incorporation to increase the number of authorized shares of Stock to accommodate the Company's obligations and provide additional shares for future financing, acquisition, or other opportunities, subject to satisfying applicable state corporate and federal securities laws and regulations. The Company has no current definitive plans for any such financing, acquisition, or other similar opportunities.

         Also in connection with the closing of the Merger Agreement, the preferred stockholder of drpaula.com, the Company, drpaula.com, and the officers and directors of drpaula.com provided mutual releases from all prior activities relating to drpaula.com. The Company has also granted certain "piggyback" registration rights to such preferred stockholder, Harold Engel, Paula M. Elbirt, M.D., and Alan G. Cohen in connection with Company registrations or demand registrations from other holders of the Company's securities which are filed following one year from the closing of the Merger Agreement.

Stock Option Agreements

         The Board of Directors of the Company on January 2, 2000 met and adopted a board resolution by unanimous consent to grant 15,000 options to purchase shares of the Company's common stock to the officers and Directors of the Company annually. Options were granted to the Directors and officers to purchase 15,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, exercisable on or after September 1, 2000. In addition, the following individuals were granted options exercisable at $1.50 per share, all of which expire on January 2, 2005 to purchase shares of Common Stock in the following amounts: Dr. Melvin D. Koplow, MD, Chief Executive Officer 150,000 shares; Steven Richter, President 150,000 shares; John Lapore, Secretary 40,000 shares; John DeMauro, Director 150,000 shares; and Aleksandr Akerman, Director 100,000 shares.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

             Name           Shares acquired          Value       Number of securities      Value of unexercised
                            on exercise (#)        realized ($)     underlying          in-the-money options/SARs
                                                                    unexercised                at FY-end ($)
                                                                  options/SARs at               Exercisable/
                                                                    FY-end (#)                 Unexercisable
                                                                   Exercisable/
                                                                  Unexercisable (*)
    ===============================================================================================================
    Melvin Koplow                 -0-               -0-               165,000                     -0-
    ===============================================================================================================
    Steven Richter                -0-               -0-               165,000                     -0-
    ===============================================================================================================
    Aleksandr Ackerman            -0-               -0-               115,000                     -0-
    ===============================================================================================================
    John Lapore                   -0-               -0-                55,000                     -0-
    ===============================================================================================================
    John DeMauro                  -0-               -0-               165,000                     -0-
    ===============================================================================================================

* Numbers do not reflect January 3, 2001 3-for-1 stock dividend.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of December 31, 2000, the number of shares of the Company's common stock (the "Common Stock") beneficially owned by all persons known to be holders of more than five percent (5%) of the Common Stock and by all executive officers and directors of the Company individually and as a group.

(a)      Security Ownership of Certain Beneficial Owners(1)

--------------------------------------------------------------------------------------------------------
Title of                   Name and address                Amount and Nature              Percentage of
Class                      of beneficial owners            of beneficial ownership        class
--------------------------------------------------------------------------------------------------------

Common Stock               The Goalkeeper*                 293,661 shares of              5.5%
                           Group, Limited                  Common Stock
                           c/o Meridian Management
                           Impress House, Douglas
                           Isle of Mann
                           1M99 1EE
                           British Isles

--------------------------------------------------------------------------------------------------------

         *The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-SB from options, warrants, rights, conversion privileges or similar obligations.

         (1) Share numbers and percentages do not reflect January 3, 2001 3-for-1 stock dividend.

(a)      Security Ownership of Management(1)

-----------------------------------------------------------------------------------------------------------------------
Title of                            Name and address                   Amount and Nature         Percentage of
Class                               of beneficial owners               of beneficial ownership   shares outstanding
-----------------------------------------------------------------------------------------------------------------------
Common                              Melvin Koplow, MD***               630,000 shares                   11.93%
Stock                               531 Huguenot Avenue
                                    Staten Island, New York 10312


Common                              Steven Richter***                 500,000 shares                    9.47%
Stock                               2226 Ralph Avenue
                                    Brooklyn, New York 11234


Common                              Aleksandr Akerman*                 500,000 shares                    9.47%
Stock                               641 88th Street 3C
                                    Brooklyn, New York 11228


Common                              Shlomo Carlebach*                  500,000 shares                    9.47%
Stock                               1314 Carroll Street
                                    Brooklyn, New York 11231

Common                              John DeMauro***                   375,000 shares                    7.10%
Stock                               577 Raphbun Avenue
                                    Staten Island, New York 10312


Total                               All Officers & Directors           2,505,000 shares                 47.44%
                                    as a group beneficially own
-----------------------------------------------------------------------------------------------------------------------

         *The listed beneficial owners have no rights to acquire any shares within 60 days of the date of this Form 10-SB from options, warrants, rights, conversion privileges or similar obligations.

         ** Shares are beneficially held jointly with other family members.

         (1) Share numbers and percentages do not reflect January 3, 2001 3-for-1 stock dividend

         (c)  Change in Control

         There are no arrangements, including any pledge by any person of securities of PediaNet, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions

         Prior to April, 2000, the Company sub-let its facilities on a month-to-month basis from Aleksandr Akerman, a Director and shareholder who had forgiven all rent payments although under no obligation to do so. The forgiveness of the rent obligation of $2,400 for the years ended December 31, 1999 and December 31, 1998 has been credited to additional paid in capital.

         On December 31, 1999 when PediaNet, Inc. merged into Ultraphonics the Company assumed a liability of a shareholder loan, in the principal amount of $43,611 which was in default at the time of the merger. In addition to the principal amount, there was accrued interest of $55,358, accruing at the rate of 12% per annum, and accrued fees and court costs amounting to $18,876 associated with this liability.

         On August 11, 2000 the Company entered into an agreement to form a new subsidiary, MEDK.COM, Inc., which is owned 80% by PediaNet.com and 20% by Dr. Melvin D. Koplow, to create products and services from proprietary and exclusive integrated technologies, which will be marketed to a broad variety of businesses and Internet companies. Dr. Koplow resigned his position as Chief Executive Officer and Director of PediaNet.com in order to devote the time formerly dedicated to PediaNet.com activities to his new position as President and CEO of the new subsidiary. PediaNet.com agreed to provide initial funding of $55,000.00 to the new subsidiary, of which $25,000 has been provided to date, and has announced its intention to spin off 61% of the new company to PediaNet.com shareholders in the near future.

         DynaQuest Marketing, Inc., a company wholly-owned by the wife of Steven Richter, PediaNet's president, provides web site services to PediaNet at a rate of $275.00/wk. All such services are performed by Jason Richter, the son of Steven Richter.

         The Company believes that the terms of the above transactions are on terms at least as favorable to the Company as could have been obtained from arms-length negotiations with unrelated third parties.

                               PEDIANET.com, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

  Independent Auditors' Report                                 FS2 - FS3

  Financial Statements:

   Consolidated Balance Sheets,
     December 31, 2000 and 1999                                FS4
     Consolidated Statement of Operations, Years
     Ended December 31, 2000, 1999 and 1998                    FS5

     Consolidated Statement of Stockholders'
     (Deficiency) for the years ended
     December 31, 2000, 1999 and 1998                          FS6

     Consolidated Statement of Cash Flows for the Years
     Ended December 31, 2000, 1999 and 1998                    FS7 - FS8

  Notes to Consolidated Financial Statements                   FS9 - FS20



                                      FS1

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
PediaNet.com, Inc.

We have audited the accompanying consolidated balance sheets of PediaNet.com, Inc. and its subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion of these financial statements based on our audit. We did not audit the 1999 and 1998 financial statements. These statements were audited by other auditors whose report dated June 15, 1999, except for Note 7 as to which the date is February 24, 2000 has been furnished to us.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of PediaNet.com, Inc. as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                       FS2

 .

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully explained in
Note 2 of Notes to Financial Statements, the Company needs to obtain additional financing to fulfill its activities and achieve a level of sales adequate to support its cost structure. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties should the Company be unable to continue as a going concern.

WIENER, GOODMAN & COMPANY, P.C.

Certified Public Accountants
Eatontown, New Jersey

March 19, 2001



                                      FS3

                   PEDIANET.com, INC and SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        December 31,
                                                                  2000                 1999
                                                             --------------       ---------------
Current Assets:
    Cash and cash equivalents                                    $    92,251          $   151,687
    Marketable securities                                                624               25,000
    Accounts receivable-shareholder                                   49,376               25,000
    Accrued interest receivable                                       74,458                 --
    Deferred financing costs                                            --                 82,335
                                                                 -----------          -----------

       Total Current Assets                                          216,709              284,022

Property, furniture and equipment - net                               76,422              157,653
Other assets                                                           4,800                 --
                                                                 -----------          -----------

       TOTAL ASSETS                                              $   297,931          $   441,675
                                                                 ===========          ===========

              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
    Accounts payable                                             $   118,577          $   129,864
    Accrued expenses                                                    --                 92,530
    Note payable                                                     408,750              793,800
    Accrued interest payable                                          68,337                 --
    Loans payable-related parties                                       --                 48,611
                                                                 -----------          -----------
       Total Current Liabilities                                     595,664            1,064,805
                                                                 -----------          -----------

Commitments and Contingencies                                           --                   --

Stockholders' (Deficiency):
    Preferred stock, par value $.10
       per share, 10,000,000 shares authorized;
       outstanding 1,670 and 10,003 shares                               167                1,000
    Common stock, par value $.001 per share,
       50,000,000 shares authorized;
       outstanding 6,510,249 and 5,248,557
       shares                                                          6,510                5,249
    Additional paid-in capital                                     2,422,300            1,836,883
    Cumulative other comprehensive (loss)                            (49,376)             (25,000)
    Note receivable-subscription agreement                          (464,950)            (850,000)
    Deficit                                                       (2,212,384)          (1,591,262)
                                                                 -----------          -----------
       Total Stockholders' (Deficiency)                             (297,733)            (623,130)
                                                                 -----------          -----------

       TOTAL LIABILITIES AND
          STOCKHOLDERS' (DEFICIENCY)                             $   297,931          $   441,675
                                                                 ===========          ===========

                       See notes to financial statements


                                      FS4

                        PEDIANET.com, INC and SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended
                                                       December 31,
                                   --------------------------------------------------------
                                        2000                 1999                  1998
                                   --------------       -------------          ------------

Revenue:
     Sponsorship fees                $      --            $     1,000          $      --
     Website income                         --                  3,500                6,379
                                     -----------          -----------          -----------

         Total Revenue                      --                  4,500                6,379

Cost and Expenses:
     Selling, general
      and administrative                 547,998              443,580              395,396
     Interest expense                    150,672                 --                   --
                                     -----------          -----------          -----------
                                        (698,670)            (443,580)            (395,396)

Loss from operations                    (698,670)            (439,080)            (389,017)

Other income
     Interest income                      77,548                 --                   --
                                     -----------          -----------          -----------

Net (loss)                           $  (621,122)         $  (439,080)         $  (389,017)
                                     ===========          ===========          ===========


Net (loss) per common
     share basic and diluted         $     (0.11)         $     (0.13)         $     (0.12)
                                     ===========          ===========          ===========

Weighted average of common
     shares outstanding
     basic and diluted                 5,652,185            3,538,986            3,345,220
                                     ===========          ===========          ===========

                       See notes to financial statements

                                      FS5

                        PEDIANET.com, INC and SUBSIDIARY
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)

                                                                                                                Other
                                                                  Comprehensive                              Comprehensive
                                                 Total               (loss)                Deficit              (loss)
                                           ------------------  --------------------  -------------------- --------------------

Balance, January 1, 1998                            $ 47,107                                  $ (763,165)   $               -
     Exercise of stock options                            65
     Issuance of common stock
      for services rendered
     (at $.0159 per share)                             2,535
     Forgiveness of rent
      obligation                                       2,400
     Net (loss)                                     (389,017)                                   (389,017)

                                           -------------------------------------------------------------------------------------
Balance, December 31, 1998                          (336,910)                                 (1,152,182)                   -
     Sale of common stock
      (at $1.50 per share)                            66,000
     Issuance of common stock
      for services (at $1.50
      per share)                                      89,325
     Forgiveness of rent
      obligation                                       2,400
     Exercise of stock options                        15,597
     Issuance of stock in
      connection with reverse
      acquisition                                    154,538
     Forgiveness of officers
      salaries                                       675,000
     Note receivable-
      subscription agreement                        (850,000)
     Net unrealized loss on
      marketable security                            (25,000)            $ (25,000)                                   (25,000)
     Shareholder contribution                         25,000
     Net (loss)                                     (439,080)             (439,080)             (439,080)
                                                                        -----------
                                                                        $ (464,080)
                                                                        ===========
                                           ------------------                        -------------------------------------------
Balance, December 31, 1999                          (623,130)                                 (1,591,262)             (25,000)
     Conversion of accounts
      payable to common stock                         47,178
     Conversion of accounts
      payable to common stock                          4,000
     Conversion of preferred stock                         -
     Shareholder contribution                         24,376
     Issue of common stock                                 -
     Warrant conversions                               4,100
     Forgiveness of debt contribution                121,141
     Conversion of debt                              385,050
     Payments on subscription receiveable            385,050
     Net unrealized loss on
      marketable security                            (24,376)            $ (24,376)                                   (24,376)
     Net (loss)                                     (621,122)             (621,122)             (621,122)

                                           ------------------           -----------      --------------------------------------
Balance, December 31, 2000                        $ (297,733)           $ (645,498)         $ (2,212,384)           $ (49,376)
                                                  ==========            ==========          ============            =========


                                                                Preferred Stock             Common Stock
                                         Note Receivable   ------------------------- ----------------------------     Additional
                                            Subscription      Shares           Par         Shares          Par         Paid-In
                                             Agreement      Outstanding       Value     Outstanding       Value        Capital
                                        -----------------  ----------- ------------- ---------------  ----------- ---------------

Balance, January 1, 1998                  $            -                 $        -       3,303,536      $ 3,304       $ 806,968
     Exercise of stock options                                                               65,300           65               -
     Issuance of common stock
      for services rendered
     (at $.0159 per share)                                                                   98,300           98           2,437
     Forgiveness of rent
      obligation                                                                                                           2,400
     Net (loss)                                                     -

                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1998                                          -             -       3,467,136        3,467         811,805
     Sale of common stock
      (at $1.50 per share)                                                                   44,000           44          65,956
     Issuance of common stock
      for services (at $1.50
      per share)                                                                             59,550           60          89,265
     Forgiveness of rent
      obligation                                                                                                           2,400
     Exercise of stock options                                                              159,700          160          15,437
     Issuance of stock in
      connection with reverse
      acquisition                                              10,003         1,000       1,518,171        1,518         152,020
     Forgiveness of officers
      salaries                                                                                                           675,000
     Note receivable-
      subscription agreement                    (850,000)
     Net unrealized loss on
      marketable security
     Shareholder contribution                                                                                             25,000
     Net (loss)



                                       ------------------------------------------------------------------------------------------
Balance, December 31, 1999                      (850,000)      10,003         1,000       5,248,557        5,249       1,836,883
     Conversion of accounts
      payable to common stock                                                                31,339           31          47,147
     Conversion of accounts
      payable to common stock                                                                 2,000            2           3,998
     Conversion of preferred stock                             (8,333)         (832)          8,333            8             825
     Shareholder contribution                                                                                             24,376
     Issue of common stock                                                                   20,000           20             (20)
     Warrant conversions                                                                    410,000          410           3,690
     Forgiveness of debt                                                                                                 121,141
     Conversion of debt                                                                     790,200          790         384,260
     Payments on notes receiveable               385,050
     Net unrealized loss on
      marketable security
     Net (loss)



                                       ------------------------------------------------------------------------------------------
Balance, March 31, 2000                       $ (464,950)      1,670         $ 167       6,510,429     $ 26,510     $ 2,402,300
                                              ===========      ======        ======     ===========    =========    ============

                       See notes to financial statements

                                      FS6

               PEDIANET.com, INC and SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                         ----------------------------------------------------------
                                                                2000                 1999               1998
                                                         --------------------  -----------------  -----------------

Cash flows from operating activities:
     Net (loss)                                              $(621,122)         $(439,080)         $(389,017)
        Adjustments to reconcile net loss to
         cash used in operating activities:
           Non-cash compensation for services                    4,000             91,725              5,000
           Depreciation                                          3,411              3,562              3,410
           Amortization                                         77,821             77,821             77,821

        Changes in operating assets and liabilities:
           Decrease in accounts receivable                      25,000               --                 --
           Decrease in prepaid interest                         82,335
           Increase in notes receivable                        (25,000)              --                 --
           Increase in interest receivable                     (74,458)              --                 --
           Increase in other assets                             (4,800)              --                 --
           Increase in accounts
            payable and accrued expenses                        20,890            237,669            286,904
           Increase in interest payable                         68,337               --                 --
                                                             ---------          ---------          ---------
           Net Cash (Used in)
            Operating Activities                              (443,586)           (28,303)           (15,882)
                                                             ---------          ---------          ---------

Cash flows from investing activities:
     Cash acquired from acquisition                               --              100,000               --
                                                             ---------          ---------          ---------

Cash flows from financing activities:
     Proceeds from notes receivable                            385,050               --                 --
     Proceeds from sale of common stock                          4,100             66,000               --
     Proceeds from loans payable                                  --                 --                5,500
     Payments on loans                                          (5,000)            (1,500)              --
     Proceeds from exercise of stock options                      --               15,597               --
                                                             ---------          ---------          ---------

           Net Cash Provided by Financing
            Activities                                         384,150             80,097              5,500
                                                             ---------          ---------          ---------

Net increase (decrease) in cash and
     cash equivalents                                          (59,436)           151,794            (10,382)

Cash and cash equivalents - beginning of year                  151,687               (107)            10,275
                                                             ---------          ---------          ---------

Cash and cash equivalents - end of year                      $  92,251          $ 151,687          $    (107)
                                                             =========          =========          =========

                       See notes to financial statements

                                      FS7

                 PEDIANET.com, INC and SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                           Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                              2000                  1999                1998
                                                                      ---------------------   -----------------   -----------------
Supplementary information:
     Non-cash investing activities (acquisition):
        Fair value of assets acquired-
         net of cash acquired                                                                        $ 982,335
        Liabilities assumed                                                                            927,797
                                                                                                      --------

        Assets acquired net of cash                                                                  $  54,538
                                                                                                     =========


Conversion of accounts payable to
 common stock                                                                      51,178
                                                                                  =======

Conversion of notes payable to common stock                                       385,050
                                                                                  =======

Forgiveness of officers salaries                                                                    $  675,000
                                                                                                    ==========

                       See notes to financial statements

                                      FS8

                        PEDIANET.com, INC. and SUBSIDIARY
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PediaNet.com, Inc (the "Company") formerly Ultraphonics-USA Inc ("Ultraphonics"), was engaged in the design and manufacture of proprietary ultrasound diagnostic devices for military and industrial use. Ultraphonics discontinued operations in 1991. On December 31, 1999, Ultraphonics merged with PediaNet, Inc. and changed its name to PediaNet.com, Inc. The Company currently operates a website, PediaNet.com, as a primary information and interactive communication resource for pediatric health related matters for professionals as well as the general public on a worldwide basis.

         Principals of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Marketable Securities

         The Company classifies its investment in equity securities as "available for sale", and accordingly, reflects unrealized losses, net of deferred taxes, as a separate component of stockholders' deficiency.

         The fair values of marketable securities are estimated based on quoted market prices. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

         Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

         Revenue Recognition

         Sponsorship revenues received by the Company are unrestricted educational grants received from pharmaceutical companies for the production of educational information in support of pediatric information services.

         Website income is derived from advertisers.

                                       FS9

         Depreciation

         Property, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

         Computer Software Costs

         In 1999 the Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Cost of Computer Software Development or Obtained for Internal Use". This statement requires capitalization of certain costs incurred in the development of internal use software. Adaptation of the provisions of this statement did not have a material effect on the financial statement of the Company.

         Stock-Based Compensation

         The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value.

         Evaluation of Long-Lived Assets

         Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits on long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. As of December 31, 2000 management concluded that no impairment exists.

         Earnings Per Common Share

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares used in computing diluted earnings per share relate to 410,000 outstanding stock warrants and 529,200 shares that are convertible in lieu of payment on the Company's note payable at December 31, 1999 and 665,000 outstanding stock options and 1,635,000 shares that are convertible in lieu of the Company's note payable at December 31, 2000. These potential common shares were excluded from the computation of loss per share as the effect is antidilutive.

                                      FS10

         Fair Value of Financial Instruments

         For financial instruments including notes receivable, loans payable, short term debt, accounts payable and accrued expenses it was assumed that the carrying amounts approximated fair value because of the short maturities of such instruments.

         New Financial Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ended December 31, 2000. Such adoption has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

         In March, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB
         25. FIN No. 44 clarifies (i) the definition of employees for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

2.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

                                      FS11

         As of December 31, 2000 the Company has no revenues for the current year.

         The Company's ability to continue as a going concern is dependant upon its ability to obtain additional debt and/or equity financing and realize revenues from its website sufficient to cover its overhead. The Company intends to derive future revenues from the design and implementation of their Pediatrics Information Directory System and will offer a number of website services to members of the Pediatric profession. These potential revenue streams will come from offering website design of Internet home pages for Pediatricians, registration of domain addresses, setup of access service and webmaster services. In addition, the Company's aim is to license and distribute the Devset software and upgrades to Devset module. The Company expects to commence implementation of these services when funding becomes available. The Company also plans to generate future revenues from digital space, pediatric internet digital TV, pediatric nation database subscriptions, instruction courses and online conferences.

         In addition to internal growth, the Company intends to expand through acquisitions and new product development. During the year 2000, the Company has focused substantial time and succeeded in finding compatible companies to acquire.

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

         In September 2000, the Company signed a letter of intent to merge with Psy-Ed Corporation, DBA Exceptional Parent Magazine ("EP"), a company engaged in publishing and distributing a national magazine designed to serve families and professional who are involved in the care and development of children and young adults with disabilities and special health care needs. The letter of intent subsequently expired in accordance with its terms.

         There is no assurance that additional capital will be obtained, that a revenue stream from it's website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.

         The Company currently does not have commitments for capital expenditures and does not expect to purchase property or equipment over the next twelve months that cannot be financed in the ordinary course of business. The Company estimates that it will require $1,000,000 to support its planned activities over the next twelve months.

                                      FS12

3.       ACQUISITION

         On February 21, 2001, the Company acquired 100% of drpaula.com, Inc's ("drpaula") issued and outstanding shares of capital stock for an aggregate of 8,000,000 shares of common stock of the Company, inclusive of shares payable to a finder.

         The acquisition has been accounted for under the purchase method of accounting. Proforma unaudited results of operations for the year ended December 31, 2000 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 2000. The proforma results are as follows:

                                                        Year Ended
                                                    December 31, 2000
                                                    -----------------
                                                      2000          1999
                                                      ----          ----
                Sales                             $ 68,820        $45,040
                Net Earnings                    (1,664,818)    (1,443,128)
                Diluted earnings per
                 common share                         (.12)          (.13)

4.       RECAPITALIZATION

         On December 31, 1999 the Company merged with Ultraphonics-USA, Inc and issued 10,003 shares of its preferred stock and 1,518,171 shares of its common stock in exchange for the outstanding shares of Ultraphonics-USA, Inc. In connection with the share exchange the Company acquired the assets net of liabilities of Ultraphonics-USA, Inc with a net book value of $154,538. For accounting purposes, the merger has been treated as a recapitalization of PediaNet, Inc as the accounting acquirer. The historical financial statements prior to December 31, 1999 are those of PediaNet Inc.

         The financial statements include the Statements of Operations of the Company, exclusive of Ultraphonics, for the three year ended December 31, 2000. The assets acquired by the Company included the following at December 31, 1999:

                Cash                                            $ 100,000
                Marketable securities                              50,000
                Notes receivable-
                  shareholders                                    850,000
                Prepaid interest                                   82,335
                                                                ---------
                Assets acquired                                 1,082,335
                Liabilities assumed                               927,797
                                                                ---------
                                                                $ 154,538
                                                                =========


                                      FS13

5.       MARKETABLE SECURITIES

                                                 Estimated                           Gross                  Gross
                                                                                Fair Unrealized           Unrealized
                                          Cost               Value                   Gains                  Losses
                                    -----------------   -----------------    ----------------------    -----------------
     December 31, 1999:
       Marketable securities-
        current
        20,000 shares of common
        stock of Retail
        Entertainment Group
        Inc. @ 1.25 per share              $ 50,000            $ 25,000                       $ -             $ 25,000
                                           =========           =========                      ====            ========
     December 31, 2000:
       Marketable securities-
        current
        20,000 shares of common
        stock of Retail
        Entertainment Group
        Inc. @ 1.25 per share              $ 50,000               $ 624                       $ -             $ 49,376
                                           =========              ======                      ====            ========

         There were no realized gains or losses for the years ended December 31, 2000.

         The unrealized loss of $49,376 has been personally guaranteed by a shareholder of the Company and has been recorded as a contribution to the Company and is included in accounts receivable - shareholder on the Company's balance sheet at December 31, 2000.

6.       NOTES RECEIVABLE/NOTES PAYABLE

         As part of the recapitalization with Ultraphonics, the Company assumed the subscription agreement in connection with a private placement of Ultraphonic's common stock in December 1999. In connection with the $1 million financing under Rule 504 of Regulation D of the Securities Act of 1933, Ultraphonics offered (i) 900,000 shares of Ultraphonic common stock at $.22 per share; (ii) $793,800 of Ultraphonic's one year, 10% convertible promissory notes which are convertible into shares of common stock at $1.50 and (iii) 410,000 warrants at $.01 per warrant, each warrant exercisable at $.01 per share for a period of two years. Ultraphonics received $100,000 in cash, $50,000 in marketable securities and received a note receivable in the amount of $850,000, bearing interest at 10%, due June 28, 2000, which was extended until August 28, 2000. In August 2000 the Company extended the note until June 30, 2001 and reassigned the principal balance of $625,000 to three outside parties. As of December 31, 2000 and 1999 the amount due the Company was $464,950 amd $850,000 respectively.

                                      FS14

         The Company has accrued interest receivable on the notes of $74,458 which is included on the Company's balance sheet at December 31, 2000.

         The 10% convertible note payable due June 30, 2000, originally $793,000 was reduced to $408,750 at December 31, 2000. Interest is payable on the due date and thereafter until the obligation is discharged. As of December 31, 2000, the Company accrued interest in the amount of $68,337. On November 15, 2000 the Board of Directors reduced the conversion price of the promissory notes from $1.50 per share to $.25 per share. As of December 31, 2000 the note is convertible into 1,635,000 shares of the Company's common stock at the option of the holder. As of December 31, 2000 $385,000 of this note was converted into 790,200 shares of common stock

         The note receivable and note payable are obligations of the same related party. At December 31, 2000 and 1999 the Company did not offset the note receivable against the note payable as it is not the intention of the Company to offset the two obligations at maturity. The Company has offset the note receivable-subscription agreement ($408,750 as of December 31, 2000, and $880,000 at December 31, 1999) against stockholder's equity until the note has been paid.

7.       PROPERTY, FURNITURE AND EQUIPMENT

                                               December 31,
                                      -----------------------------
                                           2000            1999
                                      -----------       ----------

               Furniture and
                 equipment              $ 18,945         $ 18,945
               Software (1)              389,107          389,107
                                        --------         --------
                                         408,052          408,052
               Less accumulated
                 depreciation            331,631          250,399
                                        --------         --------
                                        $ 76,421         $157,653
                                        ========         ========

         Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $81,232, $81,383 and $81,231, respectively.

         (1) Software costs consist of software purchased from an officer/director for 200,000 shares of the Company's common stock valued at $200,000 during 1996. During 1997, the Company incurred an additional $189,107 in software costs associated with the development of their website.

8.       LOANS PAYABLE - RELATED PARTIES

         As part of the recapitalization with Ultraphonics, the Company assumed the related party loan payable in December 1999. On April 26, 2000 a related party issued 30,750 shares of the Company's common stock for payment of the Company's related party loan payable of $43,611 and accrued interest and court costs of $77,530. The Company recorded this transaction as a contribution to paid-in-capital.

                                      FS15

9.       STOCK BASED COMPENSATION

         During 1999, the Company issued 59,550 shares of common stock for consulting services rendered. The Company valued these shares at $1.50 per share and recorded additional compensation expense of $89,325, which is included in selling, general and administrative costs in the Statement of Operations.

10.      INCOME TAXES

         The Company has a net operating loss ("NOL") carryforward of approximately $2,181,000 for tax reporting purposes expiring in the years 2000 through 2012. The Company has not reflected any benefit of such net operating loss carryforward in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 1109) as the realization of deferred tax benefit is not more than likely.

         The Tax Reform Act of 1986 provided for limitation of the use of NOL carryforwards, following certain ownership changes. Under such circumstances, the potential benefits from utilization of tax carryforward may be substantially limited or reduced on an annual basis.

         There is no provision for income taxes during the years ended December 31, 2000 and 1999 as the Company had no taxable income due to net operating losses.

         A reconciliation of taxes on income at the federal statutory rate to amounts provided is as follows:

                                                   Year Ended
                                                  December 31,
                                    ----------------------------------------
                                           2000                 1999
                                    -------------------   ------------------

Tax benefit computed
  at the Federal
  statutory rate                    $         (211,000)   $         (176,000)
Increase in taxes
  resulting from:
  Effect of unused
  tax losses                                   211,000               176,000
                                    -------------------   ------------------
                                    $                -    $               -
                                    ===================   ==================



                                      FS16

         The temporary differences between the tax basis of assets and the financial reporting amount that give rise to the deferred tax assets and their reported tax effect are as follows:

                                                                          December 31,
                                   -----------------------------------------------------------------------------------------
                                                        2000                                        1999
                                   -------------------------------------------    ------------------------------------------
                                        Temporary                 Tax                  Temporary                Tax
                                       Difference               Effect                Difference              Effect
                                   --------------------   --------------------    --------------------  --------------------
           Net operating
             loss carry-
             forward                       $ 2,181,000              $ 872,400            $ 1,591,000             $ 636,400

           Valuation

             allowance                    $ (2,181,000)            $ (872,400)           $ 1,591,000             $ 636,400
                                          =============            ===========           ============            =========


11.      STOCK OPTIONS AND WARRANTS

         The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the warrants awarded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the proforma amounts indicated below:


                                                                    December 31,
                                                       --------------------------------------
                                                          2000          1999          1998
                                                       ----------    ---------     ----------
                  Net loss-as reported                 $(621,122)    $(439,080)    $(389,017)
                  Net loss-proforma                     (759,055)     (439,080)     (389,017)
                  Loss per share-as reported                (.11)         (.13)         (.12)
                  Loss per share-proforma                   (.13)          .13           .12


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 dividends yield of -0-%, expected volatility of 75%, risk-free interest rate of 10%, and expected lives of 5 years.

         The Company grants stock options and warrants as follows:

         (a) The Company has established the 1997 Non-Statutory Stock Option Plan, (The Plan), a non-qualified plan. The purpose of the Plan is to provide a method whereby employees, officers, directors, and consultants of the Company may acquire a proprietary interest in the Company through the purchase of shares of common stock. Options may be granted at prices not equal to the fair market value of the common stock at the date of the grant. The Company has reserved 1,000,000 shares of common stock under the plan.

                                      FS17

         (b) John DeMauro, a director of the Company, received, as part of his employment agreement dated October 8, 1996, an option to purchase 125,000 shares of common stock at one cent ($.01) per share and an additional 100,000 shares at either ten percent (10%) of an initial public offering by the Company, a take over price offer, any buy-out price, private sale price or book value price, as defined under the terms of the agreement.

         (c) 410,000 warrants were sold by Ultraphonics prior to the acquisition for $8,200 in connection with financing received by Ultraphonics and expire December 31, 2000. The warrants are exercisable at $.01 which was below market value at the date of the sale, which resulted in additional interest expense of $86,100. The Company expensed $3,765 for the year ended December 31, 1999 and deferred financing costs of $82,335 is included in the Company's balance sheet at December 31, 1999. Financing costs in the estimated amount of $82,335 were expensed during the year ended December 31, 2000 and are included in the Company's statement of operations. All warrants were exercised during the year ended December 31, 2000.

         (d) In January 2000, the Board of Directors authorized the issuance to the officers and directors of the Company 665,000 options to purchase shares of the Company's common stock at an exercise price of $1.50 (the fair market value at the date of issuance), exercisable for a period of five years after September 1, 2000.

         Information regarding the Company's stock warrants for the year ending December 31, 2000, 1999 and 1998 are as follows:

                                      2000                             1999                           1998
                          -------------------------------   ----------------------------   ----------------------------
                                           Average                          Average                        Average
                          Weighted         Exercise         Weighted        Exercise       Weighted        Exercise
                          Shares           Price            Shares          Price          Shares          Price
                          ---------------  --------------   --------------  ------------   --------------  ------------

Options and warrants
  outstanding beginning
  of year                  $ 410,000         $      0.01    $     159,700     $     0.10    $   225,000     $     0.07

Options granted              665,000                1.50               --             --             --             --

Warrants acquired                 --                  --          410,000           0.01             --             --
Warrants exercised          (410,000)               0.01         (159,700)          0.10        (65,300)          0.01
                           ---------         -----------    -------------     -----------    ---------     -----------
Options and Warrants
  outstanding end
  of year                  $ 665,000         $      1.50    $     410,000     $     0.01    $   159,700     $     0.10
                           =========         ===========    =============     ===========   ===========     ===========

Warrant price range
  at end of year                                    1.50                            0.01                           0.1

Options and Warrants
  available for grant
  at end of year             110,000                              775,000                       775,000

Weighte average fair
  value of options and
  warrants granted
  during the year               1.04                --                 --             --          --              --



                                      FS18

                 The following table summarizes information about fixed price stock warrants outstanding at December 31, 1999:

                                                     Weighted
                                                     Average            Weighted                                      Weighted
      Range at                Number                Remaining           Average                 Number                 Average
      Exercise             Outstanding              Contracted          Exercise             Exercisable              Exercise
        Price           December 31, 2000              Life              Price            December 31, 2000             Price
    --------------  ---------------------------  -----------------   ---------------  ---------------------------  ----------------

        $ 1.50              665,000                   5 years            $ 1.50                  665,000                  $ 1.50



12.      COMMON STOCK

               On January 3, 2001 the Board of Directors declared a three for one stock split to be paid in the form of a special dividend. The special stock dividend was payable on January 8, 2001 to all common shareholders of record on January 8, 2001.

13.      COMMITMENTS AND CONTINGENCIES

         (a) During 1997 the Company entered into an exclusive one-year renewable contract with Exceptional Parent Magazine of Psy-Ed Corp to work on a marketing plan for sales presentations for print and on-line sponsorship. The Company is to pay fees to Exceptional Parent Magazine for their support personnel. Additionally, the Company was required to pay an annual royalty fee of $20,000 for the use of the Exceptional Parent Magazine name. At December 31, 2000 and 1999 the Company owed Exceptional Parent $47,000 which is included in accounts payable. The Company did not renew the contract for 2000. On January 6, 2000 Exceptional Parent Magazine agreed to accept 31,339 shares of PediaNet.com common stock for payment in full of the debt owed.

         (b) The Company signed a proposed agreement to acquire a newly formed corporation on December 20, 1999. This agreement was subsequently terminated on March 20, 2000.

         (c) On February 28, 2000, the Company signed a three-year lease with an option to renew for an additional three-years for the Company's facility.

                                      FS19

         Future minimum lease payments for the operating lease is approximately as follows:

            Year Ending
            December 31,
            ------------

               2001        $29,880
               2002         31,374
               2003         32,943
               2004         34,590
               2005         36,319
               2006          9,189
                          --------
                          $174,295
                          ========

         Rental expense was approximately $19,200 for the year ended December 31, 2000.

                                      FS20

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The following documents are being filed as a part of this report:

(A)  Exhibits

Exhibit Number        Description of Document
--------------        -----------------------

2.1*                  Plan of Merger of PediaNet, Inc. a New York Corporation Into Ultraphonics-USA, Inc.
2.2**                 Plan and Agreement of Reorganization and Merger dated as of February 19, 2001, among drpaula.com, the
                      Company, and Acquisition Corp.
2.1*                  Articles of Incorporation of Ultraphonics- USA, Inc. as filed on April 27, 1989
2.2*                  Amendment to Articles of Incorporation as filed on December 31, 1999 (as incorporated in Articles of
                      Merger)
2.3*                  Bylaws
4.1*                  Form of Warrant dated December 28, 1999
4.2*                  Note agreement dated December 28, 1999
4.3**                 2001 Stock Compensation Program of the Company.
10.1*                 License Agreement among Melvin Koplow, Starr Koplow and PediaNet, Inc. dated July 1, 1996
10.2**                Stock Transfer Agreement dated March 13, 2001, among Acorn,Harold Engel, Paula Elbirt, M.D., Alan G.
                      Cohen, the Company and Bondy & Schloss, LLP., as escrow agent.
10.3**                Registration Rights Agreement dated March 13, 2001, among the Company, Acorn, Harold Engel, Paula M.
                      Elbirt, M.D., and Alan G. Cohen.
10.4**                Employment Agreement dated as of March 13, 2001, among the
                      Company, drpaula.com, and Paula M. Elbirt, M.D.
10.5**                Employment Agreement dated as of March 13, 2001, among the
                      Company, drpaula.com, and Harold Engel.
10.6**                Consulting Agreement dated as of March 13,
                      2001, among the Company, drpaula.com, and CA
                      Consulting Services, Inc.

* Previously filed with Amendment No. 1 to Registration Statement on
Form 10-SB/A (file No. 0-29951) on April 26, 2000.
** Previously filed with the Company's Report on Form 8-K filed April 2, 2001

(B) No reports were filed on Form 8-K during the last quarter of the period covered by this report.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pedianet.com, Inc..

Date: April 11, 2001                By: /s/ Steven Richter
                                       ----------------------------------------
                                       Steven Richter, President

         Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title                              Date

/s/ Steven Richter                      President, Chairman of the Board          April 11, 2001
-------------------------               and a Director
Steven Richter

/s/ Harold Engel                        Chief Executive Officer and               April 11, 2001
-------------------------               a Director
Harold Engel

/s/ Alex Akerman                        Director                                  April 11, 2001
---------------------------
Alex Akerman