Form 10QSB
period 2001-03-31
PEDIANET COM INC
filed 2001-05-21
CIK 1108515

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                   OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ............. to ............

        Commission file number:     0-29951

                               PEDIANET.COM, INC.
             (Exact name of registrant as specified in its charter)

                      Georgia                                58-1727874
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                                  22 Star Plaza
                              Washington, NJ 07882
                    (Address of principal executive offices)
                                   (Zip Code)

                                  908-689-6800
              (Registrant's telephone number, including area code)

                               1804 Jerome Avenue
                               Brooklyn, NY 11235
         (Former name, former address and former fiscal year, if changed since last report)

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

        At May 1, 2001, there were 35,041,716 shares of Common Stock, $.001 par value, outstanding.

                               PEDIANET.COM, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

        Part I.       Financial Information

          Item 1.            Financial Statements                         1

                             Consolidated Balance Sheets as of
                             March 31, 2001 (unaudited) and
                             December 31, 2000                            2

                             Consolidated Statements of Operations
                             and Comprehensive Loss
                             for the Three Months Ended
                             March 31, 2001 and 2000 (unaudited)        3 - 4

                             Consolidated Statements of Cash Flows
                             for the Three Months Ended
                             March 31, 2001 and 2000
                             (unaudited)                                  5

                             Notes to Consolidated
                             Financial Statements (unaudited)           6 - 9

          Item 2.            Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                             10 - 12

        Part II.      Other Information

          Item 1.     Legal Proceedings                                  13

          Item 2      Changes in Securities                              13

          Item 3      Default in Senior Securities                       13

          Item 4      Submission of Matters to a
                       Vote of Security Holders                          13

          Item 5      Other Information                                  13

          Item 6.     Exhibits and Reports on Form 8-K                   13

        Signatures                                                       14

PART I.         Financial Information

        Item 1. Financial Statements

               Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that the following financial statements be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

               The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results for the entire fiscal year or for any other period.

                       PEDIANET.COM, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                March 31,         December 31,
                                                                  2001               2000
                                                              -----------        -------------
                                                                 (Unaudited)
Current Assets:
    Cash and cash equivalents                                 $    65,328         $    92,251
    Marketable securities                                             624                 624
    Accounts receivable-shareholder                                24,376              49,376
    Accrued interest receivable                                    88,583              74,458
                                                              -----------         -----------

      Total Current Assets                                        178,911             216,709

Property, furniture and equipment - net                           275,254              76,422
Goodwill                                                          573,365                   -
Other assets                                                        4,800               4,800
                                                              -----------         -----------
      TOTAL ASSETS                                            $ 1,032,330         $   297,931
                                                              ===========         ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
    Accounts payable                                          $   245,138         $   118,577
    Accrued expenses                                               61,875                   -
    Notes payable                                                 358,750             408,750
    Accrued interest payable                                       78,557              68,337
                                                              -----------         -----------

      Total Current Liabilities                                   744,320             595,664
                                                              -----------         -----------

Commitments and Contingencies                                                               -

Stockholders' Equity (Deficiency):
    Preferred stock, par value $.10
      per share, 10,000,000 shares authorized;
      outstanding 10,003 shares                                       167                 167
    Common stock, par value $.001 per share
      50,000,000 shares authorized;
      outstanding 35,041,716 and 26,040,996
      shares                                                       35,041              26,041
    Additional paid-in capital                                  3,003,769           2,402,769
    Cumulative other comprehensive (loss)                         (49,376)            (49,376)
    Note receivable - subscription agreement                     (414,950)           (464,950)
    Deficit                                                    (2,286,641)         (2,212,384)
                                                              -----------         -----------
      Total Stockholders' Equity (Deficiency)                     288,010            (297,733)
                                                              -----------         -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY (DEFICIENCY)                    $ 1,032,330         $   297,931
                                                              ===========         ===========


                       See notes to financial statements.

PEDIANET.COM, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                             ---------------------------------
                                                 2001                 2000
                                             ------------         ------------

Revenue:
     Website income                          $          -         $          -
                                             ------------         ------------


Cost and Expenses:
     Selling, general
      and administrative                           78,162               63,900
     Interest expense                              10,220               20,584
                                             ------------         ------------

Loss from operations                              (88,382)             (84,484)

Other income
     Interest income                               14,125                  702
                                             ------------         ------------

Net (loss)                                   $    (74,257)        $    (83,782)
                                             ============         ============


Net (loss) per common
     share - basic and diluted               $      (0.01)        $      (0.01)
                                             ============         ============

Weighted average of common
     shares outstanding -
     basic and diluted                         27,508,383           20,994,228
                                             ============         ============

                       See notes to financial statements.

                       PEDIANET.COM, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                      -----------------------------------
                                                          2001                     2000
                                                       ---------                ---------

Net loss                                               $ (74,257)               $ (83,782)

Other comprehensive loss net of income taxes:
      Unrealized loss on
       marketable securities                                   -                  (46,250)
                                                       ---------                ---------

Comprehensive loss                                     $ (74,257)               $(130,032)
                                                       =========                =========


                       See notes to financial statements.

                       PEDIANET.COM, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                               2001             2000
                                                            ---------         ---------

Cash flows from operating activities:
     Net (loss)                                             $ (74,257)        $ (83,782)

        Adjustments to reconcile net loss to cash
         used in operating activities:
           Depreciation and amortization                       20,305            20,308

        Changes in operating assets and liabilities:
           Decrease in accounts receivable                          -            25,000
           Decrease in prepaid interest                             -            20,584
           Increase in other assets                                 -            (4,800)
           Increase in accrued interest receivable            (14,125)                -
           (Decrease) increase in accounts
              payable and accrued expenses                     (8,846)          (16,611)
                                                            ---------         ---------

           Net Cash (Used in)
            Operating Activities                              (76,923)          (39,301)
                                                            ---------         ---------

Cash flows from financing activities:
     Proceeds from notes receivable                            50,000                 -
     Payments on loans                                              -            (3,500)
                                                            ---------         ---------

           Net Cash Provided by (used in)
            Financing Activities                               50,000            (3,500)
                                                            ---------         ---------

Net (decrease) in cash and
     cash equivalents                                         (26,923)          (42,801)

Cash and cash equivalents - beginning of year                  92,251           151,687
                                                            ---------         ---------

Cash and cash equivalents - end of year                     $  65,328         $ 108,886
                                                            =========         =========

Supplementary information:
     Conversion of accounts payable to
        common stock                                        $       -         $  47,178
                                                            =========         =========

Details of acquisition:
     Assets acquired                                        $ 220,708
     Liabilities assumed                                     (234,073)
     Goodwill                                                 573,365
                                                            ---------
     Purchase price                                           560,000
     Cash paid                                                      -
                                                            ---------
     Common stock issued                                    $ 560,000
                                                            =========


                       See notes to financial statements.

                       PEDIANET.COM, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


1.      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTANT POLICIES

        The consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and comprehensive loss and cash flows for the period presented herein have been prepared by Pedianet.Com Inc ("PediaNet" or the "Company") and are unaudited. Unless the context otherwise indicates, all references herein to the Company are to the Company and its subsidiaries on a consolidated basis. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for all periods presented have been made. The information for December 31, 2000 was derived from audited financial statements.


2.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        As of March 31, 2001 the Company has no revenues for the current year.

        The Company's ability to continue as a going concern is dependent upon its ability to obtain additional debt and/or equity financing and realize revenues from its website sufficient to cover its overhead and other expenses. The Company intends to derive future revenues from its arrangement with i-Maternity, the implementation of subscription models for its web sites, and the exploitation of the newly-acquired drpaula.com web site.

        In addition to internal growth, the Company intends to expand through acquisitions and new product development. During the year 2000, the Company focused substantial time and succeeded in finding compatible companies to acquire. In March 2001, the Company acquired through a merger with a newly formed subsidiary, drpaula.com, Inc. (See Note 4 below).

        There is no assurance that additional capital will be obtained, that a revenue stream from its website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.

        The Company currently does not have commitments for capital expenditures and does not expect to purchase property or equipment over the next twelve months that cannot be financed in the ordinary course of business. The Company estimates that is will require at least $1,000,000 to support its planned activities over the next twelve months.

3.      STOCK SPLIT

        Effective January 7, 2001 the Board of Directors approved a four-for-one stock split of its common stock. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect this transaction.

4.      ACQUISITION

        On March 16, 2001 the Company completed the merger (the "Merger") of Pedianet Acquisition Corp. ("Acquisition Corp.") with and into drpaula.com, Inc. ("drpaula.com"). The Merger Agreement provided for the Merger of Acquisition Corp., with and into drpaula.com, with drpaula.com as the surviving corporation and consequently drpaula.com became a wholly-owned subsidiary of the Company. drpaula.com operates an interactive web site (www.drpaula.com) geared to pediatrics and mother/child health related issues. The Company issued 8,00,000 shares of the Company's Common Stock in connection with the Merger.

        The acquisition has been accounted for under the purchase method of accounting and includes the results of operations of the acquired entity from March 16, 2001 to March 31, 2001. Goodwill which arose in connection with the acquisition in the amount of $548,000, is being amortized over ten years using the straight-line method. Proforma unaudited results of operations for the three months ended March 31, 2001 and 2000 reflect the consolidated operations of the Company assuming the acquisition occurred on January 1, 2000. Proforma adjustments have been made for amortization of goodwill. The proforma results are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     2001           2000
                                                  ----------     ----------
                Sales                                 4,032              -
                Net loss                           (231,504)      (144,786)
                Diluted loss per
                 common share                         (0.01)         (0.01)


5.      LOSS PER COMMON SHARE

        Basic and diluted loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common and potential common shares during the year. Potential common shares are excluded from the loss per share calculation, because the effect would be antidilutive. Potential common shares relate to the preferred stock that is convertible into common stock, convertible debt and outstanding warrants.

6.      NOTES RECEIVABLE/NOTES PAYABLE

        As part of the recapitalization with Ultraphonics USA, Inc. ("Ultraphonics") on December 31, 1999, the Company assumed the subscription agreement in connection with a private placement of Ultraphonic's common stock in December 1999. In connection with the $1 million financing under Rule 504 of Regulation D of the Securities Act of 1933, Ultraphonics offered (i) 3,600,000 shares of Ultraphonic common stock at $.055 per share; (ii) $793,800 of Ultraphonic's one year, 10% convertible promissory notes which are convertible into shares of common stock at $.3750 and (iii) 1,640,000 warrants at $.0025 per warrant, each warrant exercisable at $.0025 per share for a period of two years. Ultraphonics received $100,000 in cash, $50,000 in marketable securities and received a note receivable in the amount of $850,000, bearing interest at 10%, due June 28, 2000, which was extended until August 28, 2000. In August 2000 the Company extended the note until June 30, 2001 and reassigned the principal balance of $625,000 to three outside parties. As of March 31, 2001 the amount due the Company was $414,950.

        The Company has accrued interest receivable on the notes of $88,583, which is included on the Company's balance sheet at March 31, 2001.

        The 10% convertible notes payable due June 30, 2001, originally $793,000 was reduced through payments to $358,750 at March 31, 2001. Interest is payable on the due date and thereafter until the obligation is discharged. As of March 31, 2001, the Company accrued interest in the amount of $78,557. On November 15, 2000 the Board of Directors reduced the conversion price of the promissory notes from $.3750 per share to $.0625 per share. As of March 31, 2001 the note is convertible into 5,740,000 shares of the Company's common stock at the option of the holder. As of March 31, 2001, $435,050 of this note was converted into 4,160,800 shares of common stock.

        The note receivable and note payable are obligations of the same related party. At March 31, 2001 the Company did not offset the note receivable against the note payable, as it is not the intention of the Company to offset the two obligations at maturity. The Company has offset the note receivable-subscription agreement of ($358,750 as of March 31, 2001) against stockholder's deficiency until the note has been paid.

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations

        The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products and the inability to obtain adequate supplies or materials at acceptable prices. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock prices. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements under the Private Securities Litigation Reform Act of 1995 with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, and those detailed in the Company's Form 10-KSB for the year ended December 31, 2000, which may cause actual results to differ materially from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

        Results of Operations

        The Company's ability to continue as a going concern is dependent upon its ability to obtain additional debt and/or equity financing and realize revenues from its website sufficient to cover its overhead. The Company intends to derive future revenues from its arrangement with i-Maternity, the implementation of subscription models for its web sites, and the exploitation of the newly-acquired drpaula.com website.

        In addition to internal growth, the Company intends to expand through acquisitions and new product development, including its recent acquisition of drpaula.com. While the Company has no present agreements to acquire additional companies, it intends to focus on companies that exhibit stable, aggressive growth that would complement the services offered on its website.

        There is no assurance that additional capital will be obtained, revenue stream from its website will be commercially successful or that the Company will be successful in its endeavors to acquire compatible companies.


        Three Months Ended March 31, 2001 compared to
               Three Months Ended March 31, 2000


        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased from $63,900 for the three months ended March 31, 2000 to $78,162 for the three months ended March 31, 2001. This increase is primarily due to additional legal fees in connection with the acquisition of drpaula.com in the three months ended March 31, 2001.

        Interest Expense

        Interest expense decreased from $20,584 for the three months ended March 31, 2000 to $10,220 for the three months ended March 31, 2001. This decrease is due to the interest expense for warrants issued below fair market value in the three months ended March 31, 2000.

        Liquidity and Capital Resources

        As of March 31, 2001 the Company needs to obtain additional financing to fulfill its activities and achieve a level of sales adequate to support its cost structure. The Company intends to derive future revenues from its arrangements with i-Maternity, the implementation of subscription models for its web sites, and the exploitation of the newly-acquired drpaula.com web site. There can be no assurance that any revenue will be generated from these sources.

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

        As of March 31, 2001, the Company has no revenues for the current year.

        In connection with the merger with drpaula.com, Harold Engel and Paula
        M. Elbirt, M.D., entered into employment agreements, and CA Consulting Services, Inc., an affiliate of Alan G. Cohen, entered into a consulting agreement, with the Company to provide services to drpaula.com following the merger. The three are all former common stockholders of drpaula.com. Under the terms of such employment agreements, Mr. Engel and Dr. Elbirt are to receive a monthly amount of 50,000 shares of Stock as long as the fair market value of a share of Stock at the date of issuance is equal to or greater than $.10; if the fair market value is less than $.10, the Company will issue a number of shares of Stock for that month so that the aggregate fair market value thereof is $5,000. Additionally, each of Mr. Engel and Dr. Elbirt are entitled to bonuses of up to $90,000 in the aggregate payable in shares of Stock, in equal thirds upon each of the following events: (a) the negotiation of any client, joint venture, or other relationship resulting in additional business for drpaula.com, (b) the development of a subscription model for drpaula.com's web site, and
        (c) notwithstanding the occurrence of (a) or (b), on the date which is six months following the closing of the merger. In March 2001, drpaula.com announced a joint venture relationship with iMaternity.com, Inc., pursuant to which iMaternity has agreed to host and market drpaula.com's website. The Company has agreed that this relationship with iMaternity satisfies the requirements of (a) above. Alan G. Cohen, on behalf of CA Consulting Services, Inc., is to receive $40,000 in aggregate fair market value of shares of stock under its consulting agreement. All of the shares of stock to be issued to Mr. Engel, Dr. Elbirt, and Mr. Cohen are to be issued under an effective Form S-8 registration statement under the Securities Act of 1933.

        Harold Engel, Paula M. Elbirt, M.D. and Alan G. Cohen agreed to waive issuances of shares of stock due them pursuant to their respective employment and consulting agreements for up to 30 days from the closing of the Merger Agreement filed by the Company. To date, such shares have still not been issued. The Company has also adopted a 2001 Stock Compensation Program (including incentive stock option, non-qualified stock option, stock appreciation rights, and stock bonus plans), making available up to 15 million shares of stock (of which 10 million shares will be available solely for the benefit of drpaula.com) to eligible employees and consultants of the Company. The Company does not have a sufficient number of authorized shares of its stock to satisfy the requirements of existing obligations to issue or reserve for issuance its shares of stock and its obligations under the employment and consulting agreements and the 2001 Stock Compensation Program described in this report. The Company has committed to using its best efforts to amend its Articles of Incorporation to increase the number of authorized shares of stock to 125 million, subject to satisfying applicable state corporate and federal securities laws and regulations.

PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings

                    The Company is not presently subject to any legal
                proceedings which are material to this consolidated results of operations or financial condition of the Company.

        Item 2.     Changes in Securities

                    None.

        Item 3.     Default in senior securities

                    None.

        Item 4.     Submission of matters to a vote of security holders

                    None

        Item 5.     Other Information

                On February 28, 2001, Harold Engel, Alan G. Cohen, and James Kirsch were appointed to fill vacancies on the Company's Board of Directors. Previously, Shlomo Carlback and John Laporre had resigned as directors. To the best knowledge of the Company, neither Mr. Carlback nor Mr. Laporre resigned as the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The current Board of the Company consists of Steven Richter, Harold Engel, Alan G. Cohen, James Kirsch, and Alex Ackerman. James Kirshch is the Chief Executive Officer of iMaternity.com, Inc. Also, on March 19, 2001, Mr. Engel was appointed as the Chief Executive Officer, and Steven Richter was appointed as the Chairman of the Company.

        Item 6.     Exhibits and Reports on Form 8-K

        (b) On March 16, 2001 the Company filed a current report on Form 8-K in connection with the merger of Pedianet Acquisition Corp with and into drpaula.com, Inc. The merger agreement provided for the merger, with drpaula.com as the surviving corporation and as a wholly-owned subsidiary of the Company. The merger agreement provided that an aggregate of 8,000,000 shares of the Company's common stock be issued.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                       PEDIANET.COM, INC





Date: May 18, 2001                     By: /s/Harold Engel
                                          ---------------------------------
                                          Harold Engel
                                          Chief Executive Officer