Form 10QSB
period 2005-06-30
PEDIANET COM INC
filed 2005-08-16
CIK 1108515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-QSB
SEC File No.0-29951

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 30 June 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number__________

Pedianet.com, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-1727874
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

830-13 A1A North, No. 165, Ponte Vedra Beach, FL	32082
(Issuer's address)	(Zip code)

(404) 583-0404
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange

Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of 1 July 2005 the company had issued 33,851,410 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PEDIANET.COM, INC.

INDEX

Item No.	Description	Page

1	Financial Statements	2

2	Management's Discussion and Analysis or Plan of Operation	3

3	Controls and Procedures	4

PART II - OTHER INFORMATION

1	Legal Proceedings	5

2	Unregistered Sales of Equity Securities and Use of Proceeds	5

3	Defaults Upon Senior Securities	5

4	Submission of Matters to a Vote of Security Holders	5

5	Other Information	5

6	Exhibits and Reports on Form 8-K	5

Signatures		6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

(Explanatory Note: When, and since, current management assumed control, the company has had no assets, no revenues and has not been operational. All funds have been furnished by current management from the personal accounts of management, as funds became necessary, and some debts have been converted to equity. Accordingly, management has no data with which to furnish an income or operating statement other than as furnished in the explanations to the Balance Sheet.)

Assets

Current Assets:	For the period ended 30 June, 2005

Cash	-0-
Total Current Assets	-0-
Goodwill (from 10-QSB, 5/21/01)	$573,365
Total Assets	$573,365

Liabilities and Shareholder's Equity

Current Liabilities:
Note payable[1]	$5,125
Accrued Interest	$820
Total Current Liabilities	$5,945

Commitments and Contingencies:
Shareholder's Equity (Deficiency)
Preferred stock, par value $0.10,
10,000,000 shares authorized, outstanding 558	$56
Common stock, par value $0.001 outstanding 33,850,852	$33,881
Additional Paid In Capital	-0-
Deficit
Total Shareholder's Equity (Deficit)	$533,513
Total Liabilities and Shareholder's Equity	$573,365

[1]
C. M. Benedict holds a convertible promissory note issued 1 August 2003 in the principal sum of  $5,125 in payment of his compensation during 2002. The note came due Nov. 1, 2003, and is accruing interest at 6% per annum since the due date. Principal and interest can be converted, in whole or in part, to common shares at the sole option of the holder.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

One year1  after the final decision in Formyduvall vs. Pedianet.com, Inc., Civil Action File No. 02-7554-1, In the Superior Court of Dekalb County, Georgia, a copy of which is attached to this Item 2, the purported merger and obligations to issue additional shares involving Pedianet Acquisition Corp. and Dr. Paula.com Inc., described in detail in former management's 10-QSB filed on May 21, 2001, were nullified and current management began seeking suitable partners to acquire or merge with the company.

As a result, there are currently in effect two non-binding letters of intent to acquire controlling interests in other companies: one with Carmel Energy, Inc., which holds natural gas and heavy crude oil rights in Missouri, currently being operated at adequate minimum levels to retain those rights; and, the other with Manchester Holdings, Inc., which operates a 25,000 sq. ft. entertainment venue in Alabama.

In the next twelve months, management intends to pursue these agreements to consummation as soon as is reasonably practicable, while continuing to seek other suitable prospective partners.

No additional funds will be required for the acquisitions, and management does not currently anticipate a need to raise additional funds in the next twelve months.

 Off-balance Sheet Arrangements

Both of the existing non-binding letters of intent described above require definitive agreements, which are not currently in existence.

The purpose of the proposed acquisitions is to provide the company an operations-backed asset base as well as cash flow, but no estimates of revenues, expenses or cash flows arising from either of the proposed acquisitions will be available until such time as definitive agreements are executed with the respective prospects. It is possible that neither of the proposed acquisitions may occur.

[1]	After one year from the entry of a final judgment, the judgment is no longer vulnerable to collateral attack.

 Forward Looking Statements

Statements contained herein regarding the acquisitions contemplated, or additional acquisitions or mergers to be sought in the next twelve months, may be considered "forward looking" statements, such as statements relative to Pedianet's ability to enter into definitive agreements with Camel Energy or Manchester Holdings, whether and when either transaction will close, its impact on Pedianet's financial condition, whether Pedianet will obtain additional prospects for acquisition or merger, and other factors which could cause actual results to differ materially from historical experience or from future expectations expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the continuation of the necessary regulatory approvals to operate the businesses of Carmel Energy and Manchester Holdings, the ability of Pedianet, Carmel Energy and Manchester Holdings to successfully operate their respective businesses, the amounts and timing of the infusion of any additional capital Carmel Energy or Manchester Holdings might require in the future, and other factors which could reasonably be expected to influence the performance of any business enterprise.

Item 3. Controls and Procedures.

Until the present time there were no reporting controls or procedures in place, so that Pedianet's reporting posture is delinquent. Realization of this status has elicited from management a schedule for the filing of delinquent reports with all deliberate speed, while maintaining future reports on a current basis.

During the fourth quarter of 2005, reporting is to be turned over to outside personnel experienced in the requirements of SEC reporting, so that the company's reporting obligations can be fully and accurately fulfilled, under the supervision of management.

Because of its operationally inactive status and the fact that management has been its only source of funds, the company's financial matters have been simple, and financial controls self-effecting, requiring only the maintenance of records that fairly and accurately reflect the company's transactions, in the form of corporate minutes authorizing the use of any funds or actual proofs of payment.

Financial reporting will also be outsourced during the fourth quarter of 2005 so that the company's financial statements can be prepared according to generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no current legal proceedings against or on behalf of the company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

SHARES ISSUED DURING THE PERIOD

a.
On March 3, 2005, the company's convertible promissory note of March 3,  2003, payable to Incubadora Del Futuro, S.L. in the principal amount of  $30,000.00 came due and the holder elected to convert the debt to equity.  On May 7, 2005, the Board authorized the issuance of 2,500,000 shares of the company's common stock is satisfaction of the debt.

b.
On May 15, 2005, the company's convertible promissory note of May 15, 2003, payable to C. M. Benedict in the principal amount of $1,351.41 came due and Mr. Benedict elected to convert the debt to equity. On June 21,2005, the Board authorized the issuance of l,351,410 shares of the company's common stock in satisfaction of the debt.

DIRECTORS AND EXECUTIVE OFFICERS

Since July 31, 2003, the company's sole director and executive officer has been C. M. Benedict, age 71, who serves as Chairman, CEO and Secretary of the company.  Mr. Benedict has been a director and the Secretary continuously since February 20, 2002. He became the CEO and sole officer and director upon the resignation of James E. Cheatham as an officer and director on July 28, 2003. Mr. Cheatham resigned in order to devote his full time other business.

Mr. Benedict was an officer and director of the Registrant's predecessor, having become involved with that company in 1991, and remained as an officer and director until December, 2000. In 2001 Mr. Benedict retired from business, until his election as a director on February 20, 2002. During the years 2002 and 2003, Mr. Benedict accepted compensation based upon $1,000.00 per month for his services, all of which has been converted to equity except for the outstanding convertible promissory note described in the financial information, above. Since 2003, Mr. Benedict has served without compensation.

During the past five years, Mr. Benedict has had no involvement in any legal proceedings which would be material to an evaluation of his ability or integrity.

Mr. Benedict is currently the beneficial owner of 7,798,314 shares of the company's common stock.

Mr. Benedict's son, Cambion M. Benedict, who has attained the age of majority and is not a member of Mr. Benedict's household, is currently the beneficial owner by way of gift from Mr. Benedict, of 6,291,080 shares of the company's common stock.

Item 6. Exhibits and Reports on Form 8-K.

N/A

SIGNATURE

PEDIANET.COM, INC. (Registrant)

Date: August 15, 2005	By:	/s/ C. M. Benedict

C. M. Benedict CEO/Chairman