Form 10KSB
period 2005-03-31
PEDIANET COM INC
filed 2005-09-16
CIK 1108515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from N/A to N/A
Commission file number: 0-29951

PEDIANET.COM, INC.
(Name of Small Business Issuer in Its Charter)

GEORGIA	58-1727874
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

830-13 A1A North, No. 165, Ponte Vedra Beach, FL	32082
(Address of principal executive offices)	(zip code)

 Issuer’s Telephone Number, Including Area Code: (404) 583-0404

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent year. NONE
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004 was approximately $234,478 based upon the closing price per share of the Common stock of $0.009 on that date. There were 26,053,096 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2004.

Transitional Small Business Disclosure Format (check one) YES ___ NO X

PART I
Item 1. Description of Business.

OVERVIEW

One year1  after the final decision in Formyduvall vs. Pedianet.com, Inc., Civil Action File No. 02-7554-1, In the Superior Court of Dekalb County, Georgia, a copy of which is attached to Item 1, above, the purported merger and obligations to issue additional shares involving Pedianet Acquisition Corp. and Dr. Paula.com Inc., described in detail in former management's 10-QSB filed on May 21, 2001, were nullified and current management began seeking suitable partners to acquire or merge with the company.

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

PRODUCTS AND SERVICES

Tools Business
To be determined.

Enterprise Business
To be determined.

COMPETITION
To be determined.

GOVERNMENT REGULATION
To be determined.

PROPRIETARY RIGHTS
NONE

EMPLOYEES
The company has no employees currently.

Item 2. FORWARD LOOKING STATEMENTS
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

PART II.
Item 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

One year1  after the final decision in Formyduvall vs. Pedianet.com, Inc., Civil Action File No. 02-7554-1, In the Superior Court of Dekalb County, Georgia, a copy of which is attached to Item 1, above, the purported merger and obligations to issue additional shares involving Pedianet Acquisition Corp. and Dr. Paula.com Inc., described in detail in former management's 10-QSB filed on May 21, 2001, were nullified and current management began seeking suitable partners to acquire or merge with the company.

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

RESULTS OF OPERATIONS
The company has essentially been inactive in respect to operations. The only activity has been in the area of merger pursuits.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS A GREAT DEGREE OF UNCERTAINTY AS TO OUR FUTURE RESULTS. WE HAVE EXPERIENCED MINIMAL PROFITS RECENTLY AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

We have a limited operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to customers and in building and developing an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations, and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Tools business or Enterprise business to maintain profitability on a quarterly or annual basis in the future. We may not be able to sustain or increase profitability on a quarterly basis or achieve profitability on an annual basis.

WE EXPECT HIGH VARIABILITY AND UNCERTAINTY AS TO OUR FUTURE OPERATIONS AND FINANCIAL RESULTS.

Failure to continue to operate profitably on an annual basis may adversely affect the market price of our common stock and our ability to raise capital and continue operations. We expect high variability and uncertainty as to our future operations and financial results. As we continue to develop and market our business, our quarterly operating results may fluctuate as a result of a variety of factors. Many of these factors are outside our control, including demand for the development of new products and services by our competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the Internet and related media. Due to these factors, among others, our operating results may fall below our expectations and the expectations of investors.

We believe that various factors may cause the market price of our common stock to fluctuate, including announcements of:
- New products by us or our competitors;
- Developments or disputes concerning intellectual property proprietary rights;
- Our failing to achieve our operational milestones; and
- Changes in our financial conditions or securities analysts' recommendations.

The stock markets, in general, and the shares of Internet companies, in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline. In addition, the low trading volume of our stock will accentuate price swings of our stock.

Item 4. Financial Statements.
PEDIANET.COM, INC.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Assets	12/31/04	12/31/03

Current Assets:
Cash	-0-	-0-
Total Current Assests	-0-	-0-
Goodwill (from 10-QSB, 5/21/01)	$ 573,365	$ 573,365
Total Assets	$ 573,365	$ 573,365

Liabilities and Shareholder's Equity

Current Liabilities:
Note payable[1]	$ 5,125	$ 5,125
Accrued Interest	$ 820	$ 820
Total Current Liabilities	$ 5,945	$ 5,945

Long Term Liabilities	$ 121,625	$ 121,625

Total Liabilities	$ 133,515	$ 133,515

Committments and Contigencies:
Shareholder's Equity (Deficiency)
Preferred stock, par value $0.10, 110,000 shares authorized, outstanding 558	$ 56	$ 56
Common stock, par value $0.001, outstanding 30,000,000	$ 3,000	$ 3,000
Additional Paid in Capital	-0-
Deficit
Total Shareholder's Equity (Deficit)	$ 436,794	$ 436,794

Total Liabilities and Shareholder's Equity	$ 573,365	$ 573,365

1 C. M. Benedict holds a convertible promissory note issued 1 August 2003 in the principal sum of  $5,125 in payment of his compensation during 2002. The note came due Nov. 1, 2003, and is accruing interest at 6% per annum since the due date. Principal and interest can be converted, in whole or in part, to common shares at the sole option of the holder.

Item 5. Controls and Procedures.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART III
Item 6. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file certain reports regarding ownership of, and transactions in, the Company’s securities with the Securities and Exchange Commission (the “SEC”). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a) - (e) and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-B stating that no Forms 5 were applicable to the Company’s officers, directors and 10% stockholders were complied with.

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

Item 7. Executive Compensation.
Director Compensation

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

Option Grants in Last Fiscal Year
There were no grants of stock options or warrants to any of the executive officers named in the compensation table above during year 2004.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values
The following table sets forth information concerning warrants held by the executive officers named in the summary compensation table at December 31, 2004. The value of unexercised in-the-money options and warrants is based on a value of $0.001 per share, the fair market value of our common stock as of December 31, 2004, as determined by our board of directors minus the actual per share exercise prices, multiplied by the number of shares underlying the option or warrant. The listed options and warrants were granted in October 2003.

Warrants  Name
-- -- 7,500,000 -- -- -- C.M. Benedict, Executive Officer, President and Director

Item 8. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock at April 15, 2004, by (i) each of our directors and named executive officers; (ii) all of our directors and executive officers as a group, and (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock.

Name And Address Of Beneficial Owner
Amount And Nature Of Beneficial Ownership Percent Of Class

C.M. Benedict 17,326,244 58%

Item 9. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFICATIONS PURSUANT TO RULES 13a-14 AND 15d-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C.M. Benedict, certify that:
1. I have reviewed this annual report on Form 10-KSB of Pedianet.com, Inc.:
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have: a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; c) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting;
5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 8, 2005
/s/ C.M. BENEDICT
By: C.M. Benedict
Chief Executive Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Pedianet.com, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C.M. Benedict, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 8, 2005
/s/ C.M. BENEDICT
By: C.M. Benedict
Chief Executive Officer

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906, OR OTHER DOCUMENT AUTHENTICATING, ACKNOWLEDGING, OR OTHERWISE ADOPTING THE SIGNATURE THAT APPEARS IN TYPED FORM WITHIN THE ELECTRONIC VERSION OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 906, HAS BEEN PROVIDED TO PEDIANET.COM, INC. AND WILL BE RETAINED BY TRIBEWORKS, INC. AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR ITS STAFF UPON REQUEST.

SIGNATURE

Pedianet.com Inc.
(Registrant)

Date: September 8, 2005

/s/C.M. Benedict
C.M. Benedict, CEO/ Chairman