Form 10QSB
period 2005-03-31
PEDIANET COM INC
filed 2005-09-19
CIK 1108515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-QSB
SEC File No.0-29951

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	31 March 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to
Commission file number

PEDIANET.COM, INC.
(Name of Small Business Issuer in Its Charter)

GEORGIA	58-1727874
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

830-13 A1A North, No. 165, Ponte Vedra Beach, FL	32082
(Address of principal executive offices)	(zip code)

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ☐No ☐N/A
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of 31 March 2005 the company had issued 30,000,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

SEC 2334 (3-05) Persons who are to respond to the collection of information contained in this form are not  required  to  respond  unless  the  form  displays  a  currently  valid  OMB  control number.

PEDIANET.COM, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item No.	Description	Page

1	Financial Statements	3

2	Mangement's Discussion and Analysis of Plan of Operation	4

3	Controls and Procedures	5

	PART II - OTHER INFORMATION

1	Legal Proceedings	5

2	Unregistered Sales of Equity Securities and Use of Proceeds	5

3	Defaults Upon Senior Securities	5

4	Submission of Matters to a Vote of Security Holders	5

5	Other Information	5

6	Exhbits and Reports on Form 8-K	6

	Signatures	6

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

Assets	For the period ended 31 March, 2005

Current Assets:
Cash	-0-
Total Current Assests	-0-
Goodwill (from 10-QSB, 5/21/01)	$ 573,365
Total Assets	$ 573,365

Liabilities and Shareholder's Equity

Current Liabilities:
Note payable[1]	$ 5,125
Accrued Interest	$ 820
Total Current Liabilities	$ 5,945

Committments and Contigencies:
Shareholder's Equity (Deficiency)
Preferred stock, par value $0.10, 10,000,000 shares authorized, outstanding 558	$ 56
Common stock, par value $0.001, outstanding 30,000,000	$ 30,000
Additional Paid in Capital	-0-
Deficit
Total Shareholder's Equity (Deficit)	$ 537,364
Total Liabilities and Shareholder's Equity	$ 573,365

1 C. M. Benedict holds a convertible promissory note issued 1 August 2003 in the principal sum of  $5,125 in payment of his compensation during 2002. The note came due Nov. 1, 2003, and is accruing interest at 6% per annum since the due date. Principal and interest can be converted, in whole or in part, to common shares at the sole option of the holder.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

Management has ascertained that there is a need for a public holding company which can acquire subsidiary operating companies that are profitable, yet otherwise unable to afford the increasingly prohibitive costs of becoming and remaining public. Management therefore intends to seek these entities and provide assistance in compliance, while offering a method of obtaining funding, as well as an exit strategy for the owners.

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

1 After one year from the entry of a final judgment, the judgment is no longer vulnerable to collateral attack.

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
(Registrant
Date: September 19, 2005
/s/C.M. Benedict
C.M. Benedict, CEO/ Chairman