Form 10QSB
period 2005-09-30
PEDIANET COM INC
filed 2005-10-18
CIK 1108515

OMB	APPROVAL
OMB Number:	3235-0416
Expires:	March 31, 2007
Estimated average
burden hours per response........	182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
SEC File No.0-29951

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	30 September 2005

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to
Commission file number

Morgan Equities Group, Inc.
(Name of Small Business Issuer in Its Charter)

TENNESSEE	58-1727874
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

409 Mulberry Ave., Fayetteville, TN	37334
(Address of principal executive offices)	(zip code)

(931) 339-0008
(Issuer’s telephone number)

Pedianet.com, Inc 830-13 A1A North, No. 165, Ponte Vedra Beach, FL 32082
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

As of 1 October 2005 the company had issued 39,437,660 shares.

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

Assets	For Period Ended 9/30/2005

Current Assets:
Cash	-0-
Total Current Assets	-0-
Goodwill (from 10-QSB, 5/21/01)	$573,365
Total Assets	$573,365

Liabilities and Shareholder's Equity

Current Liabilities:
Note payable[1]	$5,125
Accrued Interest	$820
Total Current Liabilities	$5,945

Long Term Liabilities	$121,625

Total Liabilities	$133,515
Commitments and Contingencies:
Shareholder's Equity (Deficiency)
Preferred stock, par value $0.10, 10,000,000 shares authorized, outstanding 558	$56
Common stock, par value $0.001 outstanding 39,437,660	$39,438
Additional Paid In Capital	-0-
Deficit
Total Shareholder's Equity (Deficit)	$400,356
Total Liabilities and Shareholder's Equity	$573,365

1 C. M. Benedict holds a convertible promissory note issued 1 August 2003 in the principal sum of  $5,125 in payment of his compensation during 2002. The note came due Nov. 1, 2003, and is accruing interest at 6% per annum since the due date. Principal and interest can be converted, in whole or in part, to common shares at the sole option of the holder.

MORGAN EQUITIES GROUP, INC.

 INDEX

PART I - FINANCIAL INFORMATION

Item No.	Description	Page

1	Financial Statements	2

2	Management's Discussion and Analysis or Plan of Operation	4

3	Controls and Procedures	4

	PART II - OTHER INFORMATION

1	Legal Proceedings	4

2	Unregistered Sales of Equity Securities and Use Of Protocols	4

3	Defaults Upon Senior Securities	5

4	Submission of Matters to a Vote of Security Holders	5

5	Other Information	5

6	Exhibits and Reports on Form 8-K	5

	Signatures

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation
In the next twelve months, management intends to identify and pursue acquisition opportunities with companies and businesses that will provide financial growth to the company in an effort to maximize shareholder value. The company’s mission will be to seek suitable prospective growth industries.

No additional funds are currently anticipated for acquisitions, and management does not currently anticipate a need to raise additional funds in the next twelve months.

 Off-balance Sheet Arrangements

The purpose of the proposed acquisitions is to provide the company an operations-backed asset base as well as cash flow, but no estimates of revenues, expenses or cash flows arising from either of the proposed acquisitions will be available until such time as definitive agreements are executed with the respective prospects.

 Forward Looking Statements

Statements contained herein regarding the acquisitions contemplated, or additional acquisitions or mergers to be sought in the next twelve months, may be considered "forward looking" statements, such as statements relative to Morgan Equities' ability to enter into definitive agreements with other companies, whether and when either transaction will close, its impact on Morgan Equities' financial condition, whether Morgan Equities will obtain additional prospects for acquisition or merger, and other factors which could cause actual results to differ materially from historical experience or from future expectations expressed or implied by such forward-looking statements.

Item 3. Controls and Procedures.

Effective August 1, 2005, the name of the company was changed to Morgan Equities Group, Inc.
The company will prepare financial statements according to generally accepted accounting principles.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no current legal proceedings against or on behalf of the company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

 SHARES ISSUED DURING THE PERIOD

5,586,250

  DIRECTORS AND EXECUTIVE OFFICERS

On August 26, 2005, Kevin T. Neal and David Alexander were elected as Directors of the company, and on August 27, 2005, C. M. Benedict resigned as a Director and from all offices held in order to pursue other interests. On August 27, 2005, Kevin T. Neal was elected as President of the company and David Alexander was elected as Secretary.

CHANGE OF COMPANY NAME

Effective August 1, 2005, the name of the company was changed to Morgan Equities Group, Inc.

Item 6. Exhibits and Reports on Form 8-K.

N/A

SIGNATURE

Morgan Equities Group, Inc.
(Registrant)

Date: October 14, 2005

S/C Kevin Neal
Kevin Neal, President/ CEO