Form 10KSB
period 2003-12-31
PEDIANET COM INC
filed 2005-10-28
CIK 1108515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent year. NONE
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003 was approximately $234,478 based upon the closing price per share of the Common stock of $0.009 on that date. There were 26,053,096 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2003.

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

PART II.
Item 3. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1. On 10/10/2003, C. M. Benedict exercised his right to buy 2,582,160 shares of the company's common stock under the Warrant of March 11, 2002, leaving him rights to an additional 4,917,840 shares under the Warrant until March 31, 2007.

2. The Annual Meeting of shareholders was held in Tampa, Florid on March 26, 2003, at which the shareholders reaffirmed the By-Laws adopted on September 6, 1991, with subsequent amendments; changed the minimum number of directors from Two to One; authorized the Board to thereafter amend the By-Laws without the necessity of shareholder consent; authorized the Board to implement a reverse split of the shares in any ratio deemed necessary by the Board; and, ratified all actions taken by the present Board and Officers since February 15, 2002.

3. On July 28, 2003, James E. Cheatham resigned as a director and officer to pursue other business interests, and C. M. Benedict became the sole Director, President and Secretary..

4. On March 12, 2003, The Superior Court of Dekalb County, Georgia issued its final judgment in the case of Formyduvall vs. Pedianet.com, Inc., Case No. 02-755-1, nullifying as to Pedianet.com, Inc. the Agreement and Plan of Merger of February 19, 2001 between Pedianet.com, Inc., Pedianet Acquisition Corporation and DrPaula.com, Inc

One year1  after the final decision in Formyduvall vs. Pedianet.com, Inc., Civil Action File No. 02-7554-1, In the Superior Court of Dekalb County, Georgia, a copy of which is attached to Item 1, above, the purported merger and obligations to issue additional shares involving Pedianet Acquisition Corp. and Dr. Paula.com Inc., described in detail in former management's 10-QSB filed on May 21, 2001, were nullified and current management began seeking suitable partners to acquire or merge with the company.

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
YEARS ENDED DECEMBER 31, 2003 AND 2002

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

Assets	12/31/03	12/31/02

Current Assets:
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Goodwill (from 10-QSB, 5/21/01)	$573,365	$573,365
Total Assets	$573,365	$573,365

Liabilities and Shareholder's Equity

Current Liabilities:
Note payable[1]	$5,125	$5,125
Accrued Interest	$ 820	$ 820
Total Current Liabilities	$5,945	$5,945

Long Term Liabilities	$121,625	$121,625

Total Liabilities	$133,515	$133,515

Commitments and Contingencies:
Shareholder's Equity (Deficiency)
Preferred stock, par value $0.10, 10,000,000 shares authorized, outstanding 558	$56	$56
Common stock, par value $0.001 outstanding 30,000,000	$ 3,000	$ 3,000
Additional Paid In Capital	-0-
Deficit
Total Shareholder's Equity (Deficit)	$436,794	$436,794
Total Liabilities and Shareholder's Equity	$573,365	$573,365

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

In the future, reporting is to be turned over to outside personnel experienced in the requirements of SEC reporting, so that the company's reporting obligations can be fully and accurately fulfilled, under the supervision of management.

Because of its operationally inactive status and the fact that management has been its only source of funds, the company's financial matters have been simple, and financial controls self-effecting, requiring only the maintenance of records that fairly and accurately reflect the company's transactions, in the form of corporate minutes authorizing the use of any funds or actual proofs of payment.

Financial reporting will also be outsourced in the future so that the company's financial statements can be prepared according to generally accepted accounting principles.

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

Option Grants in Last Fiscal Year
On 10/10/2003, C. M. Benedict exercised his right to buy 2,582,160 shares of the company's common stock under the Warrant of March 11, 2002, leaving him rights to an additional 4,917,840 shares under the Warrant until March 31, 2007.

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

Warrants  Name
-- -- 7,500,000 -- -- -- C.M. Benedict, Executive Officer, President and Director

Item 8. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock at December 31, 2003, by (i) each of our directors and named executive officers; (ii) all of our directors and executive officers as a group, and (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock.
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
4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have: a) designed such disclosure controls and procedures, or cause such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, particularly during the period in which this annual report is being prepared; b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; c) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting;
5. The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation over financial reporting of the small business issuer's board of directors (or persons performing the equivalent functions): a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: October 27, 2005
/s/ C.M. BENEDICT
By: C.M. Benedict
Chief Executive Officer

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of Pedianet.com, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, C.M. Benedict, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
October 27, 2005
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

Pedianet.com, Inc.
(Registrant)
Date: October 27, 2005
S/C.M. Benedict
C.M. Benedict, CEO/ Chairman