Form 10KSB
period 2002-12-31
PEDIANET COM INC
filed 2005-12-30
CIK 1108515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

  (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to________________

                      Commission file number _____________


                               PEDIANET.COM, INC.
                 (Name of small business issuer in its charter)

                Georgia                                          58-1727874
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


          830-13 A1A N., #165
        Ponte Vedra Beach, Florida                                  32082
 (Address of principal executive offices)                         (Zip Code)


                     Issuer's telephone number (404)583-0404

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

       NONE                                              NONE

Securities registered under Section 12(g) of the Exchange Act: NONE


                                (Title of class)


                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      Persons who are to respond to the collection of information contained in this form are not SEC 2337 (3-05) required to respond unless the form displays a currently valid OMB control number. Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year. NONE

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,573.00 as of December 31, 2002.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                       N/A

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      As of 31 December, 2002 the company had issued 15,572,931 shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

      Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__


                              GENERAL INSTRUCTIONS

A. Use of Form 10-KSB.

      This Form may be used by a "small business issuer," defined in Rule 12b-2 of the Exchange Act, for its annual and transitional reports under section 13 or 15(d) of that Act. For further information as to eligibility to use this Form see Item 10(a) of Regulation S-B (17 CFR 228.10 et seg.). Annual reports on this form shall be filed within 90 days after the end of the fiscal year covered by the report. Transition reports shall be filed within the time period specified in Rules 13a-10 or 15d-10 of the Exchange Act (ss.ss.240.13a-10 or 240.15d-10 of this chapter).

B.    Application of General Rules and Regulations.

      The General Rules and Regulations under the Exchange Act (ss.240.0-1 et seq.), particularly Regulation 12B (ss.240.12b-1 et seq.) contain certain general requirements for reports on any form which should be carefully read and observed in the preparation and filing of reports on this Form.

C.    Signature and Filing of Report.

1. File three "complete" copies and five "additional" copies of the registration statement with the Commission and file at least one complete copy with each exchange on which the securities will be registered. A "complete" copy includes financial statements, exhibits and all other papers and documents. An "additional" copy excludes exhibits. One of the copies filed with the Commission and each exchange should be manually signed; all other copies should have typed or printed signatures.

2. Who must sign. The small business issuer, its principal executive officer or officers, its principal financial officer, its controller or principal accounting officer and at least a majority of the board of directors or persons performing similar functions. If the small business issuer is a limited partnership, then the general partner and a majority of its board of directors if a corporation must sign the report. Any person who occupies more than one of the specified positions must indicate each capacity in which he or she signs the report. See Rule 12b-11 concerning manual signatures under powers of attorney.

3. Small business issuers are requested to indicate in a transmittal letter with the Form 10-KSB whether the financial statements in the report reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

D.    Information as to Employee Stock Purchase, Savings and Similar Plans.

      Separate annual and other reports need not be filed under Section 15(d) of the Exchange Act for any employee stock purchase, savings or similar plan if the issuer of the securities offered under the plan furnishes to the Commission the information and documents specified in the Rule 15d-21 of the Exchange Act.

E.    Information to be Incorporated by Reference.

1. Refer to Rule 12b-23 (ss.240.12b-23 of this chapter) if information will be incorporated by reference from other documents in answer or partial answer to any item of this Form.

2. The Information called for in Parts I and II of this Form, Items 1-8, may be incorporated by reference from:

      (a) the registrant's annual report to security holders furnished to the Commission under Rule 14a-3(b) or Rule 14c-3(a) of the Exchange Act (ss.ss.240.14a-3(b), 240.14c-3(a) of this chapter); or

      (b) the registrant's annual report to shareholders if it contains the information required by Rule 14a-3 (ss.240.14-3 of this chapter).

      Note to electronic filers: If any information required by Part I or Part II is incorporated by reference from the annual report to security holders as allowed in General Instruction E.2.(a), any portion of the annual report to security holders incorporated by reference shall be filed as an exhibit in electronic format, as required by Item 601(b)(13) of Regulation S-B.

3. The information required by Part III may be incorporated by reference from the registrant's definitive proxy statement (filed or to be filed in accordance with ss.240.14a-101, Schedule 14A) or definitive information statement (filed or to be filed pursuant to ss.240.14c-101, Schedule 14C) which involves the election of directors, if such definitive proxy or information statement is filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form. If the definitive proxy or information statement is not filed within the 120-day period, the information called for in Part III information must be filed as part of the Form 10-KSB, or as an amendment to the Form 10-KSB, not later than the end of the 120-day period.

4. No item numbers of captions or items need be contained in the material incorporated by reference into the report. However, the registrant's attention is directed to Rule 12b-23(b) of the Exchange Act (ss.240.12b-23(b)) regarding the specific disclosure required in the report concerning information incorporated by reference. When the registrant combines all of the information in Parts I and II of this Form by incorporation by reference from the registrant's annual report to security holders and all of the information in Part III of this Form by incorporating by reference from a definitive proxy statement or information statement involving the election of directors, then this Form shall consist of the facing or cover page, those sections incorporated from the annual report to security holders, the proxy or information statement, and the information, if any, required by Part III of this Form, signatures and a cross-reference sheet setting forth the item numbers and captions in Parts I, II and III of this Form and page and/or pages in the referenced materials where the corresponding information appears.

F.    Integrated Reports to Security Holders.

      Annual reports to security holders may be combined with the required information of this Form and will be suitable for filing with the Commission if the following conditions are satisfied:

1. The combined report contains complete answers to all items required by Form 10-KSB. When responses to a certain item of required disclosure are separated within the combined report, an appropriate cross-reference should be made. If the information required by Part III of Form 10-KSB is omitted by virtue of General Instruction E, a definitive proxy or information statement shall be filed.

2. The cover page and required signatures are included. A cross-reference sheet should be filed indicating the location of information required by items of the Form.

3. If an electronic filer files any portion of an annual report to security holders in combination with the required information of Form 10-KSB, as provided in this instruction, only such portions filed in satisfaction of the Form 10-KSB requirements shall be filed in electronic format.

G.    Omission of Information by Certain Wholly-Owned Subsidiaries

      If, on the date of the filing of its report on Form 10-KSB, the registrant meets the conditions specified in paragraph (1) below, then it may furnish the abbreviated narrative disclosure specified in paragraph (2) below.

1.    Conditions for availability of relief specified in paragraph (2) below.

      (a) All of the registrant's equity securities are owned, either directly or indirectly, by a single person which is a reporting company and which has filed all the material required to be filed under sections 13, 14 or 15(d), as applicable, and which is named in conjunction with the registrant's description of its business;

      (b) During the past thirty-six months and any subsequent period of days, there has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the registrant or it subsidiaries, and there has not been any material default in the payment of rental under material long-term leases; and

      (c) There is prominently set forth on the cover page of the Form 10-KSB, a statement that the registrant meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 10-KSB and therefore filing this Form with the reduced disclosure format.

2. Registrants meeting the conditions specified in paragraph 1 above are entitled to the following relief:

      (a) Such registrants may omit the information called for by Item 303(b), Management's Discussion and Analysis, if required by the Instruction to that Item, provided that the registrant includes in the Form 10-KSB a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it. Explanations of material changes should include, but not be limited to, changes in the various elements which determine revenue and expense levels, such as unit sales volume, prices charged and paid, production levels, production cost variances, labor costs and discretionary spending programs. In addition, the analysis should include an explanation of the effect of any changes in accounting principles and practices or method of application that have a material effect on net income as reported.

      (b) Such registrants may omit the list of subsidiaries exhibit required by Item 601 of Regulation S-B.

      (c) Such registrants may omit the information called for by the following Items: Item 4, Submission of Matters to a Vote of Security Holders; Item 10 Directors and Executive Officers, etc.; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners, etc.; Item 13, Certain Relationships and Related Transactions.

      H.    Transitional Small Business Issuers.

      a. In lieu of the disclosure requirements set forth under Parts I, II and III, a small business issuer that has not registered more than $10,000,000 in securities offerings in any continuous 12-month period since it became subject to the reporting requirements of
            Section 13 or 15(d) of the Exchange Act may include the information required under "Information Required in Annual Report of Transitional Small Business Issuers." In calculating the $10,000,000 ceiling, issuers should include all offerings which were registered under the Securities Act, other than any amounts registered on Form S-8.

      b. A small business issuer may provide the information set forth under "Information Required in Annual Report of Transitional Small Business Issuers" until it (1) registers more than $10 million under the Securities Act in any continuous 12-month period (other than securities registered on Form S-8), (2) elects to file on a non-transitional disclosure document (other than the proxy statement disclosure in Schedule 14A), or (3) no longer meets the definition of small business issuer. Non-transitional disclosure documents include: (1) Securities Act registration statement forms other than Forms SB-1, S-3 (if the issuer incorporates by reference transitional Exchange Act reports), S-8 and S-4 (if the issuer relies upon the transitional disclosure format in that form); (2) Exchange Act periodic reporting Forms 10-K and 10-Q; (3) Exchange Act registration Form 10; and (4) reports or registration statements on Forms 10-KSB, 10-QSB or 10-SB which do not use the transitional disclosure document format. A reporting company may not return to the transitional disclosure forms.

                                     PART I

Item  1. Description of Business

      During the 2001 year, Pedianet became virtually inactive and failed to make any recognizable gains toward achieving its goal of providing a primary and interactive communications resource for pediatric health related matters for a broad spectrum of users. Instead,the company came to a standstill. Following the election of new directors in February 2002, and the subsequent resignations and renounciations of any claims for compensation or the acquisition of shares from the company by the 2001 directors, the new board began to study the company's financial posture, as well as review events which had transpired during 2000 and 2001. As a result, the new board determined that the company should redirect its focus, begin structuring as a holding company, and actively begin seeking diversified operating companies as merger partners or acquisitions.

      During early 2002, the new board ascertained what appeared to be defects in the process utilized to attempt to effect a merger between a newly-formed subsidary and drpaula.com and, as a result, the new board notified the Secretary of State for Georgia of its abandonment of that merger attempt and cancelled 3,852,202 shares which had been issued in conjunction with the merger attempt. Subsequently, on March 4, 2002, the board identified an addiional 2,800,000 shares also issued in conjunction with the merger attempt, and notified the law firm acting as escrow agent under the purported merger agreement not to issue any further shares of the company which it held under the purported agreement.

      Subsequently, an action was filed in the Superior Court of Dekalb County, Georgia by a shareholder, against the company, seeking cancellation of all matters arising out of the purported merger between the wholly-owned subsidiary and drpaula.com, and the new board deemed it prudent to await the resolution of the litigation before pursuing negotiations with potential merger or acquisition partners.

Item  2. Description of Property

      The company does not own or lease any property at present.

Item  3. Legal Proceedings.

      The company is the Defendant in the action styled: William Formyduvall vs. Pedianet.com, Inc., In The Superior Court of Dekalb County, Georgia, Civil Action File No.02-7554-1. This action was commenced by the shareholder to set aside all matters occurring as a result of the purported merger between the newly-formed subsidiary of the company and drpaula.com., on the ground that the components of the purported merger required approval by a vote of the shareholders and none was obtained. Should the Plaintiff succeed, the board is advised, the company would have no obligations under the attempted merger agreement. Should the Plaintiff fail, the board is advised, the debts incurred and the obligations to issue shares as set forth in the company's 2001 10K would remain outstanding.(NOTE: This 10KSB for 2002 is being filed late and, therefore,as of the late filing date, the shareholder action has been resolved in favor of the shareholder, nulliying the purported merger as ultra vires. See the 10QSB filed on August 16, 2005 for the period ending June 30, 2005, for a copy of the final order in the case.)

      Furnish the information required by Item 103 of Regulation S-B.

Item  4. Submission of Matters to a Vote of Security Holders.

      If any matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, furnish the following information:

      No matters were submitted to the security holders for a vote during the fourth quarter of the fiscal year.

      (a) The date of the meeting and whether it was an annual or special meeting.

      (b) If the meeting involved the election of directors, the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

      (c) A brief description of each matter voted upon at the meeting and state the number of votes cast for, against [*123] or withheld, as well as the number of abstentions and broker non-votes as to each such matter, including a separate tabulation with respect to each nominee for office.

      (d) A description of the terms of any settlement between the registrant and any other participant (as defined in Rule 14a-11 of Regulation A under the Act) terminating any solicitation subject to Rule 14a-11, including the cost or anticipated cost to the registrant.

Instructions to Item 4.

      1. If any matter has been submitted to a vote of security holders otherwise than at a meeting of such security holders, corresponding information with respect to such submission should be furnished. The solicitation of any authorization or consent (other than a proxy to vote at a shareholders' meeting) with respect to any matter shall be deemed a submission of such matter to a vote of security holders within the meaning of this item.

      2. Paragraph (a) need be answered only if paragraph (b) or (c) is required to be answered.

      3. Paragraph (b) need not be answered if (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Act, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) all of such nominees were elected. If the registrant did not solicit proxies and the board of directors as previously reported to the Commission was re- elected in its entirety, a statement to that effect in answer to paragraph
            (b) will suffice as an answer thereto.

      4. Paragraph (c) must be answered for all matters voted upon at the meeting, including both contested and uncontested elections of directors.

      5. If the registrant has furnished to its security holders proxy soliciting material containing the information called for by paragraph (d), the paragraph may be answered by reference to the information contained in such material.

      6. If the registrant published a report containing all of the information called for by this item, the item may be answered by reference to the information in that report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Because this Form 10KSB is filed late, the issuer is unable to find any historical data for the period covered.

      (a) (a) Furnish the information required by Item 201 of Regulation S-B and Item 701 of Regulation S-B as to all equity securities of the small business issuer sold by the small business issuer during the period covered by the report that were not registered under the Securities Act. If the Item 701 information previously has been included in a Quarterly Report on Form 10-Q or 10-QSB, or on a Current Report on Form 8-K, however, it need not be furnished.

      (b) If required pursuant to Rule 463 (17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-B (ss.228.701(f) of this chapter).

      (c) Furnish the information required by Item 703 of Regulation S-B (ss.228.703 of this chapter) for any repurchase made in a month within the fourth quarter of the fiscal year covered by the report. Provide disclosures covering repurchases made on a monthly basis. For example, if the fourth quarter began on January 16 and ended on April 15, the chart would show repurchases for the months from January 16 through February 15, February 16 through March 15, and March 16 through April 15.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      a.Plan of Operation: The following discussion contains "forward-looking" statements. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of phraseology such as "may", "expect", "anticipate", "esimate" or "continue", variations thereof, or comparable terminology. All forward-looking statements are speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

      The new board has determined that necessary components of structuring any merger or acquisition that would provide value to the company are the availability of unissued shares, and a minimum of debt. Accordingly, the board intends to hold in abeyance any efforts to develop mergers or acquisitions, except preliminary expressions of interest, pending the resolution of the existing litigation.During the interim, and when possible, the board will conduct other "clean up" activities, in anticipation of a favorable ruling in the litigation.

      The directors have agreed to satisfy the company's cash requirments by way of personally funded loans pending the litigation, and do not anticipate the need for additional funding during the interim.

Item 7. Financial Statements.

      The company was not operational during the year. Although repeatedly requested from the former board, no financial or other records were made available to the new board. Accordingly, current management is unable to provide a current financial statement. Instead, the financial statement filed with the company's 10QSB on May 21, 2001 for the period ending March 31, 2001, , with the addition of the $30,000.00 debt referred to in Part II, Item 8B,f, infra, and an ajustment for the number of outstanding shares, is considered substantially accurate pending the resolution of the litigation and that financial statement is, therefore, incorporated by reference as a part of this Item 7.

      Furnish the information required by Item 310(a) of Regulation S-B.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      Furnish the information required by Item 304(b) of Regulation S-B.

      Please see explanation in Item 7, above. NONE.

Item 8A. Controls and Procedures.

      Furnish the information required by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308).

      The company had no revenues and was not operational during the year 2002. Management funded the company with personal funds, so that the necessity for financial controls and financial reporting was minimal.

Item 8B. Other Information.

      a. On Febuary 16, 2002, C. M. Benedict and James E. Cheatham were elected as directors.

      b. On February 21, 2002, Harold Engel and Alan Cohen resigned as directors, and Mr. Engel resigned as an officer; both renounced all claims to compensation under any compensation agreements, as well as any claims for the acquisition of shares in the company; and, on February 21, 2002, the respective resignations of Messrs. Engel and Cohen were accepted by the board.

      c. On February 21, 2002, the board adopted a Medical Reimbursement Plan, pursuant to Section 105 of the Internal Revenue Code.

      d.    On February 21, 2002, the board elected the following officers:

                          James E. Cheatham, President
                          C. M. Benedict, Secretary
                          James E. Cheatham, Treasuser

      e. On February 25, 2002, the board approved a reverse split of one share for each three outstanding shares of the company's stock, effective as of that date.

      f. On March 1, 2002,the board authorized the company to issue its convertible promissory note in the principal sum of $30,000.000 with no interest until after maturity, in favor of Incubadora del Futuro, S.L. in payment of accrued fees for services to the company. The note matures March 3, 2005 and is convertible to common shares at the price of $0.012 per share.

      g. On March 4th, 2002, the board authorized the Secretary to notify the Secretary of State for Georgia that the company has abandoned the purported merger with drpaula.com., and notice was duly given.

      h. On March 6, 2002, the board authorized the issuance to the company officers of 5,000,000 shares each in consideration of services performed on behalf of the company. The monetary value of the shares was less than $10,000.00.

      i. On March 8, 2002, the board authorized the issuance of Warrants to the officers for the acquisition of 7,500,000 shares each of the company's stock over the next Five years, at par value. The monetary value of the shares available under the warrants was less than $10,000.00.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

                  C. M. Benedict, age 68, Chairman of the Board and Secretary James E. Cheatham, age 64, Director, President and Treasurer

      Both were elected as directors on February 16, 2002 , and as officers on Febuary 21, 2002, and will serve until their successors are elected, or they are otherwise replaced.

      During the past Five years, Mr. Benedict was the Chairman of Pedianet's predecessor and was also engaged in private investment banking. Mr. Benedict has not been involved in any legal proceedings of any nature, civil or criminal, in the past Five years.

      During the past Five years, Mr. Cheatham has been the Chairman of Ragin Ribs, Inc., also consulting for the hospitality industry utilizing his experience gained as President of Wendy's of Atlanta. Mr. Cheatham remains a director of Ragin' Ribs, Inc. Mr. Cheatham has not been involved in any legal proceedings of any nature, civil or criminal, in the past Five years.

Instruction to Item 9.

      Checking the box provided on the cover page of this Form to indicate that
Item 405 disclosure of delinquent Form 3, 4, or 5 filers is not contained herein is intended to facilitate Form processing and review. Failure to provide such indication will not create liability for violation of the federal securities laws. The space should be checked only if there is no disclosure in this Form of reporting person delinquencies in response to Item 405 of Regulation S-B (ss.228.405 of this chapter) and the registrant, at the time of filing of the Form 10-KSB, has reviewed the information necessary to ascertain, and has determined that, Item 405 disclosure is not expected to be contained in Part III of the Form 10-KSB or incorporated by reference.

Item 10. Executive Compensation.

      Furnish the information required by Item 402 of Regulation S-B.


                  EQUITY COMPENSATION PLAN

NOT APPROVED BY         AVERAGE WEIGHTED PRICE     NUMBER OF SHARES TO BE    NUMBER OF SECURITIES REMAINING
SECURITIES HOLDERS                                 ISSUED UNDER WARRANTS     FOR FUTURE ISSUANCE
15,000,000              $0.001 PER SHARE           15,000,000                15,000,000

      The officers have received warrants for the purchase of shares, as above, until 2007. There are no other compensation plans for the officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Furnish the information required by Item 201(d) of Regulation S-B and by
Item 403 of Regulation S-B.

       Common Shares    C. M. Benedict, Secretary & Director   2,206,339       14.17% of class
                        830-13 A1A N., #165
                        Ponte Vedra Beach,FL 32082
                        James E. Cheatham,President, CFO &     4,073,334       27.1% of class
                        Director
                        2602 B W. Azeele Ave.
                        Tampa, FL 33609

Item 12. Certain Relationships and Related Transactions.

      Furnish the information required by Item 404 of Regulation S-B.

      Mr. Engel, a director and officer who rersigned during the 2002 year, was a principal in the transaction with drpaula.com. See the company's 8K filed April 2, 2001, dated March 16, 2001, for an explanation of Mr. Engel's relationship.

Item 13. Exhibits.

      Furnish the exhibits required by Item 601 of Regulation S-B. Where any financial statement or exhibit is incorporated by reference, the incorporation by reference shall be set forth in the list required by this item. See Exchange Act Rule 12b-23 (ss.240.12b-23 of this chapter). Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

Item 14. Principal Accountant Fees and Services.

      Please see Item 7, above.

Furnish the information required by Item 9(e) of Schedule 14A (ss.240.14a-101 of this chapter).

      Please see Item 7, above.

      (1) Disclose, under the caption Audit Fees, the aggregate fees billed for each of the last two fiscal years for profession a l services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

      (2) Disclose, under the caption Audit-Related Fees, the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

      (3) Disclose, under the caption Tax Fees, the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

      (4) Disclose, under the caption All Other Fees, the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

      (5) (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

      (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement t o audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.


                    INFORMATION REQUIRED IN ANNUAL REPORTS OF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                                     PART I

Note: Regardless of the disclosure model used, all registrants shall furnish the financial statements required by Part F/S.

Alternative 1

      Corporate issuers may elect to furnish the information required by Questions 1, 3, 4, 11, 28 - 43, 45, and 47 - 50 of Model A of Form 1-A, as well as the information in Parts II an III, below.

Alternative 2

      Any issuer may elect to furnish the information required by Items 6-11 of Model B of Form 1-A, as well as the information required by Parts II and III, below.

                                     PART II

Item 1. Market Price of Dividends on the Registrant's Common Equity and Other Shareholder Matters.

      Furnish the information required by Item 201 of Regulation S-B.

Item 2. Description of Exhibits.

      As appropriate, the issuer should file those documents required to be filed as Exhibit Number 2, 3, 5, 6, and 7 in Part III of Form 1- A. The registrant also shall file:

      Additional exhibits - Any additional exhibits which the issuer may wish to file, which shall be so marked as (12) t o indicate clearly the subject matters to which they refer.

(13) Form F-X - Canadian issuers shall file a written irrevocable consent and power of attorney on Form F-X.

(31) The exhibit described in paragraph (b)(31) of Item 601 of Regulation S-B.
(32) The exhibit described in paragraph (b)(32) of Item 601 of Regulation S-B.

Item 3. Changes in and Disagreements with Accountants.

      Furnish the information required by Item 304(b) of Regulation S-B, if applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      If any matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise, furnish the following information:

      (a) The date of the meeting and whether it was an annual or special meeting.

      (b) If the meeting involved the election of directors, the name of each director elected at the meeting and the name of each other director whose term of office as a director continued after the meeting.

      (c) A brief description of each other matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each such matter.

      (d) A description of the terms of any settlement between the registrant and any other participant (as defined in Rule 14a-11 of Regulation A under the Act) terminating any solicitation subject to Rule 14a-11, including the cost or anticipated cost to the registrant.

Instructions to Item 4.

      1. If any matter has been submitted to a vote of security holders otherwise than at a meeting of such security holders, corresponding information with respect to such submission should be furnished. The solicitation of any authorization or consent (other than a proxy to vote at a shareholders' meeting) with respect to any matter shall be deemed a submission of such matter to a vote of security holders within the meeting of this item.

      2. Paragraph (a) need be answered only if paragraph (b) or (c) is required to be answered.

      3. Paragraph (b) need not be answered if (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Act, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) all of such nominees were elected. If the registrant did not solicit proxies and the board of directors as previously reported to the Commission was re- elected in its entirety, a statement to that effect in answer to paragraph
            (b) will suffice as an answer thereto.

      4. Paragraph (c) need not be answered as to procedural matters or as to the selection or approval of auditors.

      5. If the registrant has furnished to its security holders proxy soliciting material containing the information called for by paragraph (d), the paragraph may be answered by reference to the information contained in such material.

      6. If the registrant published a report containing all of the information called for by this item, the item may be answered by reference to the information in that report.

Item 5. Compliance with Section 16(a) of the Exchange Act.

      Furnish the information required by Item 405 of Regulation S-B.

                                    Part F/S

      Furnish the information required by Item 310(a) of Regulation S-B.

                                    Part III

Item 1. Index to Exhibits.

(a) An index to the exhibits should be presented.

(b) Each exhibit should be listed in the exhibit index according to the number assigned to it in Part III of Form 1-A or under Item 2, below.

(c) The index to exhibits should identify the location of the exhibit under the sequential page numbering system for this Form 10-KSB.

(d) Where exhibits are incorporated by reference, the reference shall be made in the index of exhibits.

Instructions.

      1. Any document or part thereof filed with the Commission pursuant to any Act administered by the Commission may, subject to the limitations of Rule 24 of the Commission's Rules of Practice, be incorporated by reference as an exhibit to any registration statement.

      2. If any modification has occurred in the text of any document incorporated by reference since the filing thereof, the issuer shall file with the reference a statement containing the text of such modification and the date thereof.

      3. Procedurally, the techniques specified in Rule 12b-23 shall be followed.

Item 2. Description of Exhibits.

      As appropriate, the issuer should file those documents required to be filed as Exhibit Number 2, 3, 5, 6, and 7 in Part III of Form 1-A. The registrant also shall file:

      (12) Additional exhibits - Any additional exhibits which the issuer may wish to file, which shall be so marked as to indicate clearly 9 the subject matters to which they refer.

      (13) Form F-X - Canadian issuers shall file a written irrevocable consent and power of attorney on Form F-X.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Pedianet.com, Inc.
      -------------------------------------------------------
                 (Registrant)


      By       C.M. Benedict, Shareholder-in-Control
               ----------------------------------------------
                             (Signature and Title)*


      Date     December 29, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By       C.M. Benedict, Shareholder-in-Control
               ----------------------------------------------
                             (Signature and Title)*


      Date     December 29, 2005



      By
               ----------------------------------------------
                             (Signature and Title)*


      Date
               ----------------------------------------------

* Print the name and title of each signing officer under his signature.


Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

      (a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

            (1) Any annual report to security holders covering the registrant's last fiscal year; and

            (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

      (b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

      (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.