Form 10QSB
period 2004-09-30
PEDIANET COM INC
filed 2006-01-13
CIK 1108515

OMB APPROVAL
                                                 OMB Number:           3235-0416
                                                 Expires:         March 31, 2007
                                                 Estimated average burden
                                                 hours per response . . . . .182


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                               SEC File No.0-29951


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended 30 September 2004
                                               -----------------


|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from                to
                                               ---------------------------------

                Commission file number
                                       -----------------------------------------


                               Pedianet.com, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Georgia                              58-1727874
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

          830-13 A1A North, No. 165, Ponte Vedra Beach, FL    32082
--------------------------------------------------------------------------------

                                 (404) 583-0404
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_|) No |X|


      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution
   of securities under a plan confirmed by a court.  Yes |_|  No |_|  N/A


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of 27 August 2004, the company had issued 30,000,000 shares.

Transitional Small Business Disclosure Format (Check one):   Yes |_|   No |X|

SEC2334 (3-05)     Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                                     Assets

 Current Assets:                                           For the period ended
                                                            30 September, 2004

   Cash                                                               -0-
 Total Current Assets                                                 -0-
   Goodwill   (from 10-QSB, 5/21/01)                               $573,365
 Total Assets                                                      $573,365
                                                                   ========

                      Liabilities and Shareholder's Equity

 Current Liabilities:
   Notes payable(1)                                                  $5,125
   Accrued Interest                                                  $  820
 Total Current Liabilities                                           $5,945
                                                                     ======

 Commitments and Contingencies:
 Shareholder's Equity (Deficiency)
   Preferred stock, par value $0.10,
   10,000,000 shares authorized,
   outstanding 558                                               $       56
   Common stock, par value $0.001
   outstanding 30,000,000                                        $   30,000
 Additional Paid In Capital                                           -0-
 Deficit
 Total Shareholder's Equity (Deficit)                              $537,364
Total Liabilities and Shareholder's Equity                         $573,365
                                                                   ========

-------------------------
(1) C. M. Benedict holds a convertible promissory note issued 1 August 2003 in the principal sum of $5,125 in payment of his compensation during 2002. The note came due Nov. 1, 2003, and is accruing interest at 6% per annum since the due date. Principal and interest can be converted, in whole or in part, to common shares at the sole option of the holder.

                               PEDIANET.COM, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item No.   Description                                                      Page

   1       Financial Statements                                               2

   2       Management's Discussion and Analysis or Plan of Operation          3

   3       Controls and Procedures                                            4

                           PART II - OTHER INFORMATION

   1       Legal Proceedings                                                  5

   2       Unregistered Sales of Equity Securities and Use of Proceeds        5

   3       Defaults Upon Senior Securities                                    5

   4       Submission of Matters to a Vote of Security Holders                5

   5       Other Information                                                  5

   6       Exhibits and Reports on Form 8-K                                   6

           Signatures                                                         6

       Item 2. Management's Discussion and Analysis or Plan of Operation.

                                Plan of Operation

       One year(1) after the final decision in Formyduvall vs. Pedianet.com, Inc., Civil Action File No. 02-7554-1, in the Superior Court of Dekalb County, Georgia, the purported merger and obligations to issue additional shares involving Pedianet Acquisition Corp. and Dr. Paula.com Inc., described in detail in former management's 10-QSB filed on May 21, 2001, were nullified and current management began seeking suitable partners to acquire or merge with the company.

       As a result, on August 6, 2004, the Company entered into a non-binding letter of agreement with Carmel Energy, Inc., which holds natural gas and heavy crude oil rights in Missouri, currently being operated at adequate capacity to maintain its rights under the leases.

       Management intends to pursue this agreement to consummation as soon as is reasonably practicable, while continuing to seek other suitable prospective acquisitions.

       No additional funds will be required for the acquisitions, and management does not currently anticipate a need to raise additional funds in the next twelve months.

                          Off-balance Sheet Arrangement

       The existing non-binding letter of agreement described above requires definitive agreements, which are not currently in existence.

       The purpose of the proposed acquisitions is to provide the Company an operations-backed asset base as well as cash flow, but no estimates of revenues, expenses or cash flows arising from the proposed acquisition will be available until such time as a definitive, binding agreement is executed with Carmel. It is possible that the proposed acquisition may not occur.

----------------------
(1) After one year from the entry of a final judgment, the judgment is no longer vulnerable to collateral attack.

                           Forward Looking Statements

        Statements contained herein regarding the acquisition contemplated, or additional acquisitions or mergers to be sought, may be considered "forward looking" statements, such as statements relative to Pedianet's ability to enter into a definitive, binding agreement with Camel Energy, whether and when the transaction will close, its impact on Pedianet's financial condition, whether Pedianet will obtain additional prospects for acquisition or merger, and other factors which could cause actual results to differ materially from historical experience or from future expectations expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the continuation of the necessary regulatory approvals to operate the business of Carmel Energy, the ability of Pedianet and Carmel Energy to successfully operate their respective businesses, the amounts and timing of the infusion of any additional capital Carmel Energy might require in the future, and other factors which could reasonably be expected to influence the performance of any business enterprise.


Item 3. Controls and Procedures.

        Until the present time there were no reporting controls or procedures in place, so that Pedianet's reporting posture is delinquent. Realization of this status has elicited from management a schedule for the filing of delinquent reports with all deliberate speed, while maintaining future reports on a current basis.

        When operational status is achieved, either by way of acquisition or merger, SEC reporting, including the preparation of financial information, will be turned over to outside personnel experienced in the requirements of SEC reporting, so that the company's reporting obligations can be fully and accurately fulfilled, under the supervision of management.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

                         SHARES ISSUED DURING THE PERIOD

        On July 28, 2004, the Board authorized the issuance of 1,409,894 shares of the Company's common stock to four individuals, in satisfaction of claims for debts arising from services rendered to the Company, and inclusive of additional services to be rendered by one of the individuals.

                        DIRECTORS AND EXECUTIVE OFFICERS

        Since July 31, 2003, the Company's sole director and executive officer has been C. M. Benedict, age 70 , who serves as Chairman, CEO and Secretary of the Company. Mr. Benedict has been a director and the Secretary continuously since February 20, 2002. He became the CEO and sole officer and director upon the resignation of James E. Cheatham as an officer and director on July 28, 2003. Mr. Cheatham resigned in order to devote his full time other business.

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

        Mr. Benedict is currently the beneficial owner of 4,846,027 shares of the company's common stock.

        Mr. Benedict's son, Cambion M. Benedict, who has attained the age of majority and is not a member of Mr. Benedict's household, is currently the beneficial owner by way of gift from Mr. Benedict, of 5,541,080 shares of the company's common stock.


Item 6. Exhibits and Reports on Form 8-K.

                     N/A


                                    SIGNATURE



                                    Pedianet.com, Inc.
                                    ---------------------------
                                    (Registrant)


Date: January 12, 2006

                                     /s/ C. M. Benedict
                                     --------------------------
                                     C. M. Benedict, Shareholder-in-Control