Form 10QSB
period 2004-06-30
PEDIANET COM INC
filed 2006-02-03
CIK 1108515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                               SEC FILE NO.0-29951

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended 30 June 2004
                                                  ------------

      | |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________

                       Commission file number ____________


                               Pedianet.com, Inc..
                               -------------------
        (Exact name of small business issuer as specified in its charter)


        Georgia                                   58-1727874
--------------------------------------------------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


             830-13 A1A North, No. 165, Ponte Vedra Beach, FL 32082
--------------------------------------------------------------------------------
                                ( 404 ) 583-0404
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | | N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of 30 June 2004, the company had issued 28,590,106 shares.
-------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes | |  No |X|

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


                                ASSETS
                                                         For the period ended
Current Assets:                                              30 June,2004

   Cash                                                           -0-
   Total Current Assets                                           -0-
      Goodwill   (from 10-QSB, 5/21/01)                        $573,365
   Total Assets                                                $573,365
                                                               ========

             LIABILITIES AND SHAREHOLDER'S EQUITY

  Current Liabilities:
     Notes payable(1)                                          $  5,125
     Accrued Interest                                          $    820
  Total Current Liabilities                                    $ $5,945
                                                               ========

 Commitments and Contingencies:
 Shareholder's Equity (Deficiency)
  Preferred stock, par value $0.10,
  10,000,000 shares authorized,
  outstanding 558                                              $     56
  Common stock, par value $0.001
  outstanding 28,589,548                                        $28,590
Additional Paid In Capital                                        -0-
Deficit
Total Shareholder's Equity (Deficit)                           $538,774
Total Liabilities and Shareholder's Equity                     $573,365
                                                               ========
------------------------------
(1) C. M. Benedict holds a convertible promissory note issued 1 August 2003 in the principal sum of $5,125 in payment of his compensation during 2002. The note came due Nov. 1, 2003, and is accruing interest at 6% per annum since the due date. Principal and interest can be converted, in whole or in part, to common shares at the sole option of the holder.

                               PEDIANET.COM, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM NO.                    DESCRIPTION                              PAGE

     1          Financial Statements                                   2

     2          Management's Discussion and Analysis
                or Plan of Operation                                   3

     3          Controls and Procedures                                4

                PART II - OTHER INFORMATION

     1          Legal Proceedings                                      5

     2          Unregistered Sales of Equity Securities                5
                and Use of Proceeds

     3          Defaults Upon Senior Securities                        5

     4          Submission of Matters to a Vote of
                Security Holders                                       5

     5          Other Information                                      5

     6          Exhibits and Reports on Form 8-K                       6

                Signatures                                             6

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

      As a result, the Company is considering entering into a non-binding letter of agreement with Carmel Energy, Inc., which holds natural gas and heavy crude oil rights in Missouri, currently being operated at adequate capacity to maintain its rights under the leases.

      Management intends to pursue execution of this letter of agreement, while continuing to seek other suitable prospective acquisitions.

      No additional funds will be required for the acquisitions, and management does not currently anticipate a need to raise additional funds in the next twelve months.

                          OFF-BALANCE SHEET ARRANGEMENT

      The contemplated non-binding letter of agreement described above will require further, definitive agreements, which are not currently in negotiation.

      The purpose of the proposed acquisitions is to provide the Company an operations-backed asset base as well as cash flow, but no estimates of revenues, expenses or cash flows arising from the proposed acquisition will be available until such time as a definitive, binding agreement is executed with Carmel. It is possible that the proposed acquisition may not occur.


------------------------------
(1) After one year from the entry of a final judgment, the judgment is no longer vulnerable to collateral attack.

                           FORWARD LOOKING STATEMENTS

      Statements contained herein regarding the acquisition contemplated, or additional acquisitions or mergers to be sought, may be considered "forward looking" statements, such as statements relative to Pedianet's ability to enter into a non-binding agreement, or a definitive, binding agreement, with Camel Energy, whether and when the transaction will close, its impact on Pedianet's financial condition, whether Pedianet will obtain additional prospects for acquisition or merger, and other factors which could cause actual results to differ materially from historical experience or from future expectations expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the continuation of the necessary regulatory approvals to operate the business of Carmel Energy, the ability of Pedianet and Carmel Energy to successfully operate their respective businesses, the amounts and timing of the infusion of any additional capital Carmel Energy might require in the future, and other factors which could reasonably be expected to influence the performance of any business enterprise.





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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

                         SHARES ISSUED DURING THE PERIOD

      No additional shares were issued by the Company during the second quarter of 2004.

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

      Mr. Benedict is currently the beneficial owner of 4,291,080 shares of the company's common stock.

      Mr. Benedict's son, Cambion M. Benedict, who has attained the age of majority and is not a member of Mr. Benedict's household, is currently the beneficial owner by way of gift from Mr. Benedict, of 5,541,080 shares of the company's common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      N/A


                                    SIGNATURE





                                    Pedianet.com, Inc.
                                    ----------------------
                                        (Registrant)

Date: February 2, 2006

                                    /s/ C. M.Benedict
                                    ------------------------
                                        C. M. Benedict, Shareholder-in-Control