Form 10KSB
period 2001-12-31
PEDIANET COM INC
filed 2006-02-13
CIK 1108515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



  (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended 31 December 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ___________

      Commission file number 0-29951


                               Pedianet.Com, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          Georgia                                        58-1727874
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

830-13 A1A North, #165,     Ponte Vedra Beach, FL                   32082
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (404 ) 583-0404
                           ---------------
Securities registered under Section 12(b) of the Exchange Act:

================================================================================
Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)



--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.    | |

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1 0-KSB or any amendment to this Form 1 0-KSB. |X|


      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                        Yes|X| No | |


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



     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. N/A       Yes| |  No| |



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


     As of May 1, 2001 there were 35,041,716 shares outstanding

-------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 1 0-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):Yes_____; No X

                              GENERAL INSTRUCTIONS
A. USE OF FORM 10-KSB.

      This Form may be used by a "small business issuer," defined in Rule 1 2b-2 of the Exchange Act, for its annual and transitional reports under section 13 or 15(d) of that Act. For further information as to eligibility to use this Form see Item 10(a) of Regulation S-B (17 CFR 228. 10 et seg.). Annual reports on this form shall be filed within 90 days after the end of the fiscal year covered by the report. Transition reports shall be filed within the time period specified in Rules 1 3a-1 0 or 1 5d-10 of the Exchange Act (ss.ss.240.1 3a-1 0 or 240. 1 5d-10 of this c

C.    SIGNATURE AND FILING OF REPORT.

1. File three "complete"copies and five "additional"copies ofthe registration statement with the Commission and file at least one complete copy with each exchange on which the securities will be registered. A "complete" copy includes financial statements, exhibits and all otherpapers and documents. An"additional"copy excludes exhibits. One ofthe copies filed with the Commission and each exchange should be manually signed; all other copies should have typed or printed signatures.

2. Who must sign. The small business issuer, its principal executive officer or officers, its principal financial officer, its controller or principal accounting officer and at least a majority of the board of directors or persons performing similar functions. If the small business issuer is a limited partnership, then the general partner and a majority of its board of directors if a corporation must sign the report. Any person who occupies more than one of the specified positions must indicate each capacity in which he or she signs the report. See Rule 1 2b- 11 concerning manual signatures under powers of attorney.

3. Small business issuers are requested to indicate in a transmittal letter with the Form 1 0-KSB whether the financial statements in the report reflect a change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

D.    INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS AND SIMILAR PLANS.

      Separate annual and other reports need not be filed under Section 15(d) of the Exchange Act for any employee stock purchase, savings or similar plan if the issuer of the securities offered under the plan furnishes to the Commission the information and documents specified in the Rule 1 5d-21 of the Exchange Act.

E.    INFORMATION TO BE INCORPORATED BYREFERENCE.

1. Refer to Rule 12b-23 (ss.240. 12b-23 of this chapter) if information will be incorporated by reference from other documents in answer or partial answer to any item of this Form.

2. The Information called for in Parts I and II of this Form, Items 1-8, may be incorporated by reference from:

      (a) the registrant's annual reportto securityholders furnishedto the CommissionunderRule 14a-3(b) orRule 14c-3(a) oftheExchange Act (ss.ss.240. 14a-3(b), 240. 14c-3(a) of this chapter); or

      (b) the registrant's annual report to shareholders if it contains the information required by Rule 14a-3 (ss.240. 14-3 of this chapter).

      Note to electronic filers: If any information required by Part I or Part II is incorporated by reference from the annual report to security holders as allowed in General Instruction E.2.(a), any portion of the annual report to security holders incorporated by reference shall be filed as an exhibit in electronic format, as required by Item 601 (b)( 13) of Regulation S-B.

3. The information required by Part III may be incorporated by reference from the registrant's definitive proxy statement (filed or to be filed in accordance with ss.240. 14a-1 01, Schedule 14A) ordefinitive information statement (filed ortobe filedpursuantto ss.240. 14c-1 01, Schedule 14C) which involves the election of directors, if such definitive proxy or information statement is filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form. If the definitive proxy or information statement is not filed withinthe 120-dayperiod, the information calledforinPartIII informationmustbe filed aspartoftheForm1 0-KSB, oras anamendment to the Form 10-KSB, not later than the end of the 120-day period.

4. No item numbers of captions or items need be contained in the material incorporated by reference into the report. However, the registrant's attention is directed to Rule 12b-23(b) of the Exchange Act (ss.240. 12b-23(b)) regarding the specific disclosure required in the report concerning information incorporated by reference. When the registrant combines all of the information in Parts I and II of this Form by incorporation by reference from the registrant's annual report to security holders and all of the information in Part III of this Form by incorporating by reference from a definitive proxy statement or information statement involving the election of directors, then this Form shall consist of the facing or cover page, those sections incorporated from the annual report to security holders, the proxy or information statement, and the information, if any, required by Part III of this Form, signatures and a cross-reference sheet setting forth the item numbers and captions in Parts I, II and III of this Form and page and/or pages in the referenced materials where the corresponding information appears.

F.    INTEGRATED REPORTS TO SECURITY HOLDERS.

      Annual reports to security holders may be combined with the required information of this Form and will be suitable for filing with the Commission if the following conditions are satisfied:

1. The combined report contains complete answers to all items required by Form 1 0-KSB. When responses to a certain item of required disclosure are separated within the combined report, an appropriate cross-reference should be made. If the information required by Part III of Form 1 0-KSB is omitted by virtue of General Instruction E, a definitive proxy or information statement shall be filed.

2. The cover page and required signatures are included. A cross-reference sheet should be filed indicating the location of information required by items of the Form.

3. Ifan electronic filer files anyportion of an annual report to security holders in combination with the required information ofForm 10-KSB, as provided in this instruction, only such portions filed in satisfaction of the Form 10-KSB requirements shall be filed in electronic format.

G.    OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

     If, on the date of the filing of its report on Form 1 0-KSB, the registrant meets the conditions specified in paragraph (1) below, then it may furnish the abbreviated narrative disclosure specified in paragraph (2) below.

1.    Conditions for availability of relief specified in paragraph (2) below.

      (a) All of the registrant's equity securities are owned, either directly or indirectly, by a single person which is a reporting company andwhichhas filedallthematerialrequiredtobe filedunder sections 13,14 or 15(d), as applicable, andwhich is named inconjunction with the registrant's description of its business;

      (b) During the past thirty-six months and any subsequent period of days, there has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of the registrant or it subsidiaries, and there has not been any material default in the payment of rental under material long-term leases; and

      (c) There is prominently set forth on the cover page of the Form 1 0-KSB, a statement that the registrant meets the conditions set forth in General Instruction G(1)(a) and (b) of Form 1 0-KSB and therefore filing this Form with the reduced disclosure format.

2. Registrants meeting the conditions specified in paragraph 1 above are entitled to the following relief:

      (a) Such registrants may omit the information called for by Item 303(b), Management's Discussion and Analysis, if required by the Instruction to that Item, provided that the registrant includes in the Form 1 0-KSB a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it. Explanations of material changes should include, but not be limited to, changes in the various elements which determine revenue and expense levels, such as unit sales volume, prices charged and paid, production levels, production cost variances, labor costs and discretionary spending programs. In addition, the analysis should include an explanation of the effect of any changes in accounting principles and practices or method of application that have a material effect on net income as reported.

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

PEDIANET.COM, INC. WAS ENVISIONED AS AN INTERNET PROVIDER OF PEDIATRIC INFORMATION TO BOTH CONSUMERS AND PROFESSIONALS, WITH ITS PRIMARY FOCUS ON EXPEDIENT INTERNET DELIVERY OF UP-TO-DATE INFORMATION. DURING THE 2001 YEAR, THE COMPANY FAILED TO DEVELOP AS PLANNED.

ITEM 2.   DESCRIPTION OF PROPERTY.

CURRENT MANAGEMENT KNOWS OF NO PROPERTY OWNED BY REGISTRANT AS OF THE END OF THE REPORTING YEAR.

ITEM 3.   LEGAL PROCEEDINGS.

THE COMPANY IS NOT KNOWN TO HAVE BEEN A PARTY TO, OR INVOLVED IN, ANY LEGAL PROCEEDINGS AS OF THE END OF THE REPORTING PERIOD.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

THERE WERE NO KNOWN MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS DURING THE
     REPORTING PERIOD.

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

(d) A description of the terms of any settlement between the registrant and any other participant (as defined in Rule 14a-1 1 of Regulation A under the Act) terminating any solicitation subject to Rule 14a-1 1, including the cost or anticipated cost to the registrant.

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

      3. Paragraph (b) need not be answered if (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Act, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and (iii) all of such nominees were elected. If the registrant did not solicit proxies and the board of directors as previously reported to the Commission was re-elected in its entirety, a statement to that effect in answer to paragraph (b) will suffice as an answer thereto.

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

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

DURING THE REPORTING PERIOD, THE COMPANY'S STOCK WAS TRADED ON THE OTCBB UNDER THE SYMBOL PEDN. AS OF DECEMBER 31, 2000, THERE WERE APPROXIMATELY 301 HOLDERS OF THE COMMON STOCK. INASMUCH AS THIS REPORT IS BEING FILED IN ARREARS, PRESENT MANAGEMENT HAS NO HISTORY OF THE STOCK VALUES FOR THE REPORTING PERIOD.

      (a) (a) Furnish the information required by Item 201 of Regulation S-B and Item 701 of Regulation S-B as to all equity securities of the small business issuer sold by the small business issuer during the period covered by the report that were not registered under the Securities Act. If the Item 701 information previously has been included in a Quarterly Report on Form 10-Q or 1 0-QSB, or on a Current Report on Form 8-K, however, it need not be furnished.

      (b) If required pursuant to Rule 463 (17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701 (f) of Regulation S-B (ss.228.701 (f) of this chapter).

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

AS OF MARCH 31, 2001, THE COMPANY HAD NO REVENUE, NOR DID IT APPEAR TO BE OPERATING AS PROPOSED. CURRENT MANAGEMENT CAN DISCERN NO ARTICULABLE PLAN OF OPERATION EFFECTED BY THE COMPANY DURING THE REPORTING PERIOD, NOR HAS PRIOR MANAGEMENT PROVIDED ANY SUCH INFORMATION.

      Furnish the information required by Item 303 of Regulation S-B.

ITEM 7.   FINANCIAL STATEMENTS.

THE LAST FINANCIAL STATEMENT FOR ANY PORTION OF THE REPORTING PERIOD WAS FILED WITH THE COMPANY'S 10QSB IN MAY, 2001. ALTHOUGH REPEATEDLY REQUESTED FROM THE FORMER BOARD, NO OTHER FINANCIAL OR OTHER RECORDS HAVE BEEN MADE AVAILABLE TO CURRENT MANAGEMENT.

Furnish the information required by Item 310(a) of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CURRENT MANAGEMENT KNOWS OF NO CHANGES IN OR DISAGREEMENTS WITH THE COMPANY'S ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS FOR THE REPORTING PERIOD.

Furnish the information required by Item 3 04(b) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

CURRENT CONTROLS AND PROCEDURES WERE PUT IN PLACE BY PRESENT MANAGEMENT SUBSEQUENT TO THE REPORTING PERIOD COVERED BY THIS

REPORT. SINCE 2001, THE REQUIREMENTS OF THIS ITEM 8A HAVE BEEN CHANGED.



      Furnish the information required by Items 307 of Regulation S-B (17 CFR 228.307) and 308 of Regulation S-B (17 CFR 228.308).

ITEM 8B. OTHER INFORMATION.

      NONE KNOWN.

      The small business issuer must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 1 0-KSB, but not reported, whether or not otherwise required by this Form 1 0-KSB. If disclosure of such information is made underthis item, it neednotbe repeated in areporton Form8-Kwhich would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-KSB.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

THE FOLLOWING TABLE SETS FORTH INFORMATION REGARDING THE OFFICERS AND DIRECTORS OF THE COMPANY AS OF MAY 18, 2001 , TO THE BEST OF CURRENT MANAGEMENT'S KNOWLEDGE.


       NAME             AGE       TITLE                 FIVE YEAR BUSINESS EXPERIENCE
       ------------------------------------------------------------------------------
HAROLD ENGEL            UNK.      CEO/DIRECTOR MR.      ENGEL'S PRIOR BUSINESS EXPERIENCE IS NOT KNOWN


STEVEN RICHTER            58      DIRECTOR              WHOLESALE CONSUMER ELECTRONICS FOR 21 YEARS AND
                                                        PEDIANET MARKETING DIRECTOR FOR 5 YEARS.

ALAN G. COHEN           UNK.      DIRECTOR              ACCOUNTANT

JAMES KIRSHCH           UNK.      DIRECTOR              CEO OF IMATERNITY.COM, INC.

ALEXANDER ACKERMAN        52      DIRECTOR              PRESIDENT OF GREYCOURT, INC.


Furnish the information required by Items 401, 405 and 406 of Regulatin S-B (ss.ss.228.401, 228.405, and 228.406 of this chapter).

Instruction to Item 9.

         Checking the box provided on the cover page of this Form to indicate that Item 405 disclosure of delinquent Form 3, 4, or 5 filers is not contained herein is intended to facilitate Form processing and review. Failure to provide such indication will not create liability for violation of the federal securities laws. The space should be checked only if there is no disclosure in this Form of reporting person delinquencies in response to Item 405 of Regulation S-B (ss.228.405 of this chapter) and the registrant, at the time of filing of the Form 10-KSB, has reviewed the information necessary to ascertain, and has determined that, Item 405 disclosure is not expected to be contained in
Part III of the Form 1 0-KSB or incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

ALTHOUGH VARIOUS EXECUTIVE COMPENSATION AGREEMENTS WERE IN EFFECT DURING THE REPORTING PERIOD, ALL EXECUTIVES HAVE SINCE WAIVED ANY CLAIMS UNDER THOSE AGREEMENTS, AND CURRENT MANAGEMENT KNOWS OF NO COMPENSATION PAID TO ANY EXECUTIVE DURING THE PERIOD.

      Furnish the information required by Item 402 of Regulation S-B.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

CURRENT MANAGEMENT HAS NONE OF THE REQUESTED INFORMATION, AND ASSUMES THAT THE INFORMATION CONTAINED IN THE COMPANY'S 10KB FOR 2000 REMAINED ACCURATE AS OF THIS REPORTING PERIOD.

      Furnish the information required by Item 201(d) of Regulation S-B and by
Item 403 of Regulation S-B.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CURRENT MANAGEMENT HAS NONE OF THE REQUESTED INFORMATION AND ASSUMES THAT THE INFORMATION REPORTED IN THE COMPANY'S 10KB FOR 2000 REMAINED ACCURATE AS OF THIS REPORTING PERIOD.

Furnish the information required by Item 404 of Regulation S-B.

ITEM 13.  EXHIBITS.

NONE.

      Furnish the exhibits required by Item 601 of Regulation S-B. Where any financial statement or exhibit is incorporated by reference, the incorporation by reference shall be set forthin the list required by this item. See Exchange Act Rule 12b-23 (ss.240. 12b-23 ofthis chapter). Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.



CURRENT MANAGEMENT HAS NONE OF THE INFORMATION REQUESTED. HOWEVER, IN THE LITIGATION STYLED FORMYDUVALL V. PEDIANET.COM, INC., IN THE SUPERIOR COURT OF DEKALB COUNTY, GEORGIA, CASE FILE NO. 02-7554-1, IT WAS FOUND ON MARCH 13, 2003, THAT ALL FEES INCURRED IN CONNECTION WITH THE PURPORTED MERGER OF THE REGISTRANT AND DR. PAULA.COM WERE VOID.

Furnish the information required by Item 9(e) of Schedule 14A (ss.240.14a-101 of this chapter).

(1) Disclose, under the caption Audit Fees, the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 1 0-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

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

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                      INFORMATIONREQUIREDINANNUALREPORTSOF
                       TRANSITIONAL SMALL BUSINESS ISSUERS

                                      PARTI

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

                                     PARTII

ITEM 1. MARKET PRICE OF DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Furnish the information required by Item 201 of Regulation S-B.

ITEM 2. DESCRIPTION OF EXHIBITS.

     As appropriate, the issuer should file those documents required to be filed as Exhibit Number 2, 3, 5, 6, and 7 in Part III of Form 1-A. The registrant also shall file:

(12) Additional exhibits - Any additional exhibits which the issuer may wish to file, which shall be so marked as to indicate clearly the subject matters to which they refer.

(13) Form F-X - Canadian issuers shall file a written irrevocable consent and power of attorney on Form F-X.

(31) The exhibit described in paragraph (b)(3 1) of Item 601 of Regulation S-B.

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

(d) A description of the terms of any settlement between the registrant and any other participant (as defined in Rule 14a-1 1 of Regulation A under the Act) terminating any solicitation subject to Rule 14a-1 1, including the cost or anticipated cost to the registrant.


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

      2. Paragraph (a) need be answered only if paragraph (b) or (c) is required to be answered. 3. Paragraph (b) need not be answered if
            (i) proxies for the meeting were solicited pursuant to Regulation 14A under the Act, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and
            (iii) all of such nominees were elected. If the registrant did not solicit proxies and the board of directors as previously reported to the Commission was re-elected in its entirety, a statement to that effect in answer to paragraph (b) will suffice as an answer thereto.

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

ITEM 5. COMPLIANCE WITH SECTION 16(A) OFTHE EXCHANGE ACT.

      Furnish the information required by Item 405 of Regulation S-B.

                                    PART F/S

      Furnish the information required by Item 310(a) of Regulation S-B.

                                     PARTIII

ITEM 1. INDEXTO EXHIBITS.

(a)   An index to the exhibits should be presented.

(b) Each exhibit should be listed in the exhibit index according to the number assigned to it in Part III of Form 1-A or under Item 2, below.


(c) The index to exhibits should identify the location of the exhibit under the sequential page numbering system for this Form 1 0-KSB.

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

      3. Procedurally, the techniques specified in Rule 12b-23 shall be followed. 9

ITEM 2. DESCRIPTION OF EXHIBITS.

     As appropriate, the issuer should file those documents required to be filed as Exhibit Number 2, 3, 5, 6, and 7 in Part III of Form 1-A. The registrant also shall file:

      (12) Additional exhibits - Any additional exhibits which the issuer may wish to file, which shall be so marked as to indicate clearly the subject matters to which they refer.

      (13) Form F-X - Canadian issuers shall file a written irrevocable consent and power of attorney on Form F-X.


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Pedianet.com, Inc.
                                         ---------------------------------------

                                         Registrant



                                         by: C.M. Benedict, President
                                             ---------------------------


                                            (Signature and Title)*



                                         Date February 13, 2006
                                              ----------------------------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By  C.M. Benedict, President
                                             -----------------------------------
                                               (Signature and Title)*


                                         Date February 13, 2006
                                             -----------------------------------

                                         By
                                            ------------------------------------
                                           (Signature and Title)*



                                         Date
                                             -----------------------------------

* Print the name and title of each signing officer under his signature.


SUPPLEMENTALINFORMATION TO BE FURNISHED WITHREPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

      (1) Any annual report to security holders covering the registrant's last fiscal year; and None

      (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.None

(b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

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

      No annual report or proxy statement are known to have been sent to security holders during the 2001 year.