Form 10QSB
period 2004-03-31
PEDIANET COM INC
filed 2006-02-21
CIK 1108515

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                               SEC FILE NO.0-29951

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2004
                                                  --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of 30 June 2004, the company had issued 28,590,106 shares.
-------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes | |  No |X|

                               PEDIANET.COM, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item No.                             Description                           Page

1. Financial Statements                                                     2

2.   Management's Discussion and Analysis or Plan of Operation              3

3. Controls and procedures                                                  3

                           PART II - OTHER INFORMATION

1. Legal Proceedings                                                        4

2.  Unregistered Sales of Equity Securities and Use of Proceeds             4

3. Defaults Upon Senior Securities                                          4

4.  Submission of Matters to a Vote of Security Holders                     4

5. Other Information                                                        4

6.  Exhibits and Reports on Form 8K                                         5

     Signatures                                                             5

                      PART I--FINANCIALINFORMATION Item 1.

Financial Statements (Unaudited)

(Explanatory Note: When, and since, current management assumed control, the company has had no assets, no revenues and has not been operational. All funds have been furnished by current management from the personal accounts of management, as funds became necessary, and some debts have been converted to equity. Accordingly, management has no data with which to furnish an income or operating statement.)

                                     Assets
                                                            For the period ended
                                                               March 31, 2004
                                                             ---------------
Current Assets:
         Cash                                                            -0-
Total Current Assets                                                     -0-
         Goodwill  (from 10QSB, 5/21/01)                     $       573,365
Total Assets                                                       $573, 365
                                                             ---------------

                      Liabilities and Shareholders' Equity

Current Liabilities;
         Note Payable(1)                                     $         5,125
         Accrued Interest                                    $           103
Total Current Liabilities                                    $         5,228
                                                             ---------------

Commitments and Contingencies:
Shareholders' Equity (Deficiency)
   Preferred Stock, par value $0.10,
   10,000,000 shares authorized,
   outstanding 558                                           $            56
   Common Stock, par value $0.001,
   50,000,000 shares authorized,
   outstanding 28,579,548                                    $        28,580
Additional Paid In Capital                                               -0-
Total Shareholders' Equity                                   $       539,501
                                                             ---------------
Total Liabilities and Shareholders' Equity                   $       573,365
                                                             ===============
----------
(1) C.M. Benedict holds a convertible promissory note issued August 1, 2003 in the principal sum of $5,125 in payment of his compensation during 2002. The note came due November 1, 2003, and is accruing interest at 6% er annum from the due date.
Principal and interest can be converted in whole or in part to common shares at the sole optio of the holder.

Item 2. Management's Discussion and Analysis or Plan of Operation.

                                PLAN OF OPERATION

      At this point in time, management anticipates reaching a non-binding agreement to acquire Cart 6 0 mel Energy, which currenly owns natural gas and oil rights in Missouri.

      Management is pursuing such an agreement with all deliberate speed and, if and when an agreement is reached, an appropriate announcement will be forthcoming.

      Management does not anticipate the need for any additional funds in connection with the Carmel negotiations.

                           FORWARD LOOKING STATEMENTS

      Statements contained herein regarding the agreement contemplated, or any additional acquisitions or mergers sought, may be considered "Forward Looking" statements, such as statements relative to Pedianet's ability to enter into a non-binding agreement with Carmel Energy, whether and when such an agreement might be entered, its impact upon Pedianet's financial condition, whether Pedianet will obtain additional prospects for merger or acquisition, and other factors which could cause actual results to differ from historical experience or from future expectations expressed or implied by such forward looking statements. Potential risks and uncertainties include, but are not limited to, the continuation of the necessary regulatory approvals to operate the business of Carmel Energy, the ability of Pedianet and Carmel Energy to successfully operate their respective businesses, the amounts and timing of the infusion of capital, and other factors which could reasonably be expected to influence the performance of any business enterprise.

Item 3. Controls and Procedures.

      Because of its operationally inactive status, and the fact that current management has been its only source of funds, the company's financial matters have been simple, and financial controls self-effecting, requiring only the maintenance of records that fairly and accurately reflect the company's transactions, in the form of corporate minutes authorizing the use of funds, or retention of actual proofs of payments.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      There are no current legal proceedings against or on behalf of the company.

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds

      None

ITEM 3. Defaults Upon Senior Securities

      None

ITEM 4. Submission of matters To A Vote Of Security Holders

      None

ITEM 5. Other Information

      SHARES ISSUED DURING THE PERIOD - NONE

      DIRECTORS AND EXECUTIVE OFFICERS

      Since July 31, 2003, the company's sole Director and Executive Officer has been C. M. Benedict, age 69. Mr. Benedict has been a Director and the company Secretary continuously since February 20, 2002. He became the sole Director and Officer upon the resignation of Mr. James Cheatham on July 28, 2003. Mr. Cheatham resigned to devote full time to his other business.

      Mr. Benedict was an Officer and Director of the company's predecessor, having first been involved with that company in 1991, and coninuing as an Officer and Director until December, 2000. In 2001, Mr. Benedict retired from business, until he was again elected as a Director of the company in February, 2002. During 2001 and 2002, Mr. Benedict accepted compensation based upon $1,000 a month for his services, all of which has been converted to equity, except for the outstanding convertible promissory note described in the financial information, above. Since 2003, Mr. Benedict has served without compensation.

      During the past five years, Mr. Benedict has had no involvement in any legal proceedings which would be material to an evaluation of his ability or integrity. Mr. Benedict is currently the beneficial owner of 7,798,314 shares of the company's common stock.

ITEM 6. Exhibits and Reports on Form 8-K.

      N/A

                                    Signature

                                               Pedianet.com, Inc.,

                                               By: /s/ C.M. Benedict, President

February 20,2006