Form 10QSB
period 2003-09-30
PEDIANET COM INC
filed 2006-02-22
CIK 1108515

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                FILE NO. 0-29951


(Mark One)

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 For the quarterly period ended
              September 30, 2003_____________


      | |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from____________________to______________
              Commission file number____________________________________________



                               Pedianet.com, Inc.

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------
        Georgia                                         58-1727874

--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

--------------------------------------------------------------------------------
830-13 A1A North, #165, Ponte Vedra Beach, Florida  32082

--------------------------------------------------------------------------------
                    (Address of principal executive offices)


        (404____)    -583-0404__________________________________________________
                                                (Issuer's telephone number)



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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes | | No | |

                APPLICABLE ONLYTO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGSDURINGTHEPRECEDINGFIVEYEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                   Yes| | No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 26, 2003, the company had issued and outstanding 20,007,946 shares of Common and Voting Preferred stock.
-----------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes | | No |X|


SEC2334(9-05)         PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                      INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO
                      RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
                      CONTROL NUMBER.

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

(EXPLANATORY NOTE: When, and since, current management assumed control, the company has had no assets, no revenues and has not been operational. All funds have been furnished by current management from the personal accounts of current management, as funds became necessary, and some debts have been converted to equity. Accordingly, management has no data with which to furnish an income or operating statement other than the Balance Sheet)

                                                             ASSETS
Current Assets                                         For the period ended
                                                        September 30, 2003
 Cash                                                         -0-
Total Current Assets                                          -0-
 Good Will (from 10QSB, 5/21/01)                            $573,365
Total Assets                                                $573,365

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Note payable(1)                                              $5,125
Total Current Liabilities                                     $5,125

Shareholders' Equity
 Preferred Stock, par value $0.10,
 10,000,000 shares authorized,
 outstanding 558                                                 $56
 Common Stock, par value $0.001,
 50,000,000 shares authorized,
 outstanding 20,007,388                                      $20,007
 Additional paid in capital                                   -0-
Total Shareholders' Equity                                  $548,177
Total Liabilities & Shareholders' Equity                    $573,365

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

On March 13, 2003, the litigation styled Formyduvall v. Pedianet.com Inc., Case File No. 02-7554-1, In the Superior Court of Dekalb County, Georgia, was decided, resulting in the nullification of all obligations of the company with regard to the purported merger of Pedianet.com, Inc., Pedianet Acquisition Corporation and DrPaula.com, Inc. On advice of counsel that the final judgment is vulnerable to attack for a year from the date of entry , management has decided to wait a period of one year from March 13, 2003 before holding the company out as eligible to merge or acquire other businesses. Until such date, however, management will engage in preliminary discussions with interested merger and acquisition prospects, with a view to going forward if no attack is made on the judgment during the one-year period.


(1) C.M. Benedict was issued a convertible promissory note on August 1, 2003 in the principal sum of $5,125 in payment of his compensation for 2002. The note is due November 1, 2003, and will accrue interest at 6% per annum from the due date. Principal ad interest can be converted, in whole or in part, to common shares at the sole option of the holder.

ITEM 3. CONTROLS AND PROCEDURES.

      Because of its operationally inactive status and the fact that management is the only source of funds, the company's financial matters are simple, and financial controls self-effecting, requiring only records that depict the company's transactions, primarily consisting of minutes and actual proofs of payment.



                            PARTII--OTHERINFORMATION




ITEM 1. LEGAL PROCEEDINGS.

      Except for the open one-year period mentioned above, there are no legal proceedings against or on behalf of the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      NONE



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

Effective July 28, 2003, James E. Cheatham resigned as an officer and director in order to pursue other business interests. On July 31, 2003, C.M. Benedict, age 69, became the company's sole director and its Executive Officer. Mr. Benedict has been a director and the company Secretary since February 20, 2002, and was a director and officer of the company's predecessor from 1991 through 2000. Although compensation is accruing to Mr. Benedict at the rate of $1,000 per month, after 2003, Mr. Benedict will serve without any compensation. Mr. Benedict is currently the beneficial owner of 2,206,339 shares of the company's common stock. He has had no involvement in any legal proceedings in the past five years.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      None.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         Pedianet.com, Inc.
                                                    ----------------------------
                                                             (Registrant)




Date February 22, 2006                              by: C.M. Benedict, President
     -----------------------------                  ----------------------------


     -----------------------------                  ----------------------------

(1) C.M. Benedict was issued a convertible promissory note on August 1, 2003 in the principal sum of $5,125 in payment of his compensation for 2002. The note is due November 1, 2003, and will accrue interest at 6% per annum from the due date. Principal ad interest can be converted, in whole or in part, to common shares at the sole option of the holder.