Form 10QSB
period 2003-06-30
PEDIANET COM INC
filed 2006-02-27
CIK 1108515

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

                                FILE NO. 0-29951


(Mark One)

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
                        ------------------------------------------

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from              to
                                                  --------------  --------------

                    Commission file number
                                          --------------------------------------


                               Pedianet.com, Inc.


--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------
            Georgia                                     58-1727874


--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No.)


830-13 A1A North, #165, Ponte Vedra Beach, Florida  32082

--------------------------------------------------------------------------------
                    (Address of principal executive offices)
--------------------------------------------------------------------------------

            (404 )       -583-0404
            ------       -------------------------------------------------------
                        (Issuer's telephone number)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |_| No |X|

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |_|

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

-------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

                                     ASSETS
Current Assets                                For the period ended June 30, 2003
  Cash                                                              -0-
Total Current Assets                                                -0-
   Good Will  (from 10QSB, 5/21/01)                            $573,365
Total Assets                                                   $573,365

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Total Current Liabilities                                          -0-

Shareholders' Equity
  Preferred Stock, par value $0.10,
  10,000,000 shares authorized,
  outstanding 558                                              $     56
  Common Stock, par value $0.001,
  50,000,000 shares authorized,
  outstanding 20,007,388                                       $ 20,007
  Additional paid in capital                                        -0-
Total Shareholders' Equity                                     $553,302
Total Liabilities & Shareholders' Equity                       $573,365

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

                           PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

      Except for the open one-year period mentioned above, there are no legal proceedings against or on behalf of the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   NONE



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On May 2, 2003, after due notice and with no solicitation of proxies by management, the company's Annual Meeting was held in Tampa, Florida, and the following matters were approved by the shareholders:

      1. The corporate By-Laws as adopted September 6, 1991 were reaffirmed, including subsequent amendments which changed the minimum number of Directors from Two to One, and allowed the Directors to henceforth have the authority to amend the By-Laws without the necessity of shareholder approval;

      2. The shareholders authorized the Board of Directors to henceforth make any changes in the company's Articles of Incorporation which the Board deems necessary or desirable, without the necessity of approval by the shareholders;

      3 The shareholders authorized the Directors to implement a reverse split of the outstanding company shares in whatever proportion the Directors, in their discretion, determine, so long as the reverse split applies to all the then outstanding shares;

      4. The shareholders then ratified and approved all actions taken by the current Board of Directors and Officers from February 15, 2002 to the date of the Annual Meeting; and

      5. The shareholders then re-elected C.M. Benedict and James E. Cheatham as Directors

ITEM 5. OTHER INFORMATION.

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   None.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                      Pedianet.com, Inc.
                                               ---------------------------------
                                                         (Registrant)



 Date February 27, 2006                         by: C.M. Benedict, President
---------------------------------              ---------------------------------


---------------------------------              ---------------------------------