Form 10QSB
period 2003-03-31
PEDIANET COM INC
filed 2006-02-28
CIK 1108515

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                FILE NO. 0-29951



(Mark One)

    |X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
                     ------------------------------------------

    | |     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
                 the transition period from                    to
                                           --------------------  ---------------

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

                                 (404) -583-0404
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

---------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

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

                                     ASSETS
Current Assets                                    For the period ended March 31,
2003
  Cash                                                                  -0-
Total Current Assets                                                    -0-
   Good Will  (from 10QSB, 5/21/01)                                $573,365
Total Assets                                                       $573,365

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Total Current Liabilities                                              -0-

Shareholders' Equity
  Preferred Stock, par value $0.10,
  10,000,000 shares authorized,
  outstanding 558                                                       $56
  Common Stock, par value $0.001,
  50,000,000 shares authorized,
  outstanding 20,007,388                                            $20,007
  Additional paid in capital                                            -0-
Total Shareholders' Equity                                         $553,302
Total Liabilities & Shareholders' Equity                           $573,365

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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



Item 5. Other Information

      None



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   Pedianet.com, Inc.
                                             -----------------------------------

                                                    (Registrant)



Date February 28, 2006                        by: C.M. Benedict, President
-----------------------------------          -----------------------------------


-----------------------------------          -----------------------------------