Form 10QSB
period 2002-09-30
PEDIANET COM INC
filed 2006-03-01
CIK 1108515

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                FILE NO. 0-29951

(Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 For the quarterly period ended September 30, 2002


   | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the
       transition period from                    to
                             --------------------  ---------------

                     Commission file number
                                           -------------------------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 25, 2002, the company had issued and outstanding 12,225,133 shares of Common and Voting Preferred stock. Transitional Small Business Disclosure Format (Check one):
                                                                  Yes | | No |X|

   PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

The company was not operational during the reporting period, nor for more that a year prior to the reporting period. Although repeatedly requested from the former Board, no financial or other records have been made available to the new Board. Accordingly, current management is unable to provide a current financial statement. Instead, the financial statement filed with the company's 10QSB on May 21, 2001, for the period ending March 31, 2001, with an adjustment for the number of outstanding shares , is considered substantially correct pending resolution of the litigation mentioned in Item 2, below, and that financial statement is, therefore, incorporated as a part of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

On July 22, 2002, the litigation styled Formyduvall v. Pedianet.com Inc., Case File No. 02-7554-1, In the Superior Court of Dekalb County, Georgia, was filed, seeking the nullification of all obligations of the company with regard to the purported merger of Pedianet.com, Inc., Pedianet Acquisition Corporation and DrPaula.com, Inc. Should the Plaintiff succeed, the Board is advised, the company would have no obligation under the attempted merger. Should the Plaintiff fail, the Board is advised, the debts incurred and the obligations to issue shares as set forth in the company's 2001 10K, would remain outstanding. Until a determination, however, management will engage in preliminary discussions with interested merger and acquisition prospects, with a view to going forward if Plaintiff prevails.

ITEM 3. CONTROLS AND PROCEDURES.

   Because of its operationally inactive status and the fact that management is the only source of funds, the company's financial matters are simple, and financial controls self-effecting, requiring only records that depict the company's transactions, primarily consisting of minutes and actual proofs of payment.



                           PART II--OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

   Except for the litigation identified in Part I, Item 2, above, there are no actions against or in favor of the company.


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




                                                     Pedianet.com, Inc.
                                            ------------------------------------

                                                      (Registrant)



Date March 1, 2006                              by: C.M. Benedict, President
------------------------------------        ------------------------------------


------------------------------------        ------------------------------------