Form 10QSB
period 2002-06-30
PEDIANET COM INC
filed 2006-03-02
CIK 1108515

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                FILE NO. 0-29951

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002
            -------------------------------------------

      | |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For
            the transition period from                  to
                                      ------------------  --------------

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


                                (404 ) -583-0404
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

--------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

The company was not operational during the reporting period, nor for more that a year prior to the reporting period. Although repeatedly requested from the former Board, no financial or other records have been made available to the new Board. Accordingly, current management is unable to provide a current financial statement. Instead, the financial statement filed with the company's 10QSB on May 21, 2001, for the period ending March 31, 2001, is considered correct in the absence of facts to the contrary, and that financial statement is, therefore, incorporated as a part of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the reporting period, management focused its efforts on analyzing the company's structure and its potential for value. The March 31, 2001 financial statement reflects considerable debt incurred in connection with a purported merger between the company, Dr.Paula.com, Inc. and a newly formed subsidiary known as Pedianet Acquisition Corp. The Agreement under which the merger was to take place also obligated the company to issue a large number of additional shares. Management will seek advice relative to the efficacy of that Agreement. The full text of the Agreement is included in the company's 8K filed on April 2, 2001 in connection with the purported closing of the merger Agreement on March 16, 2001.

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

   None

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




                                                    Pedianet.com, Inc.
                                               ---------------------------------
                                                          (Registrant)




Date March 2, 2006                               by: C.M. Benedict, President
---------------------------------              ---------------------------------


---------------------------------              ---------------------------------