Form 10QSB
period 2002-03-31
PEDIANET COM INC
filed 2006-03-03
CIK 1108515

------------------------
                                                             OMB APPROVAL
                                                        ------------------------
                          UNITED STATES                 OMB Number:    3235-0416
                SECURITIES AND EXCHANGE COMMISSION      Expires:  March 31, 2007
                      Washington, D.C. 20549            Estimated average burden
                                                        hours per response...182
                                                        ------------------------

                                   FORM 10-QSB
                                FILE NO. 0-29951


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from____________________to____________________
      Commission file number__________________________________________________


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

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


SEC2334(9-05)         PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                      INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO
                      RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
                      CONTROL NUMBER.

                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The company was not operational during the reporting period, nor for more that a year prior to the reporting period. Although repeatedly requested from the former Board, no financial or other records have been made available to the new Board. Accordingly, current management is unable to provide a current financial statement. Instead, the financial statement filed with the company's 10QSB on May 21, 2001, for the period ending March 31, 2001, with adjustment for the number of outstanding shares, is considered correct in the absence of facts to the contrary, and that financial statement is, therefore, incorporated as a part of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the reporting period there were significant changes in management and in the share structure of the company. See Item 5 of Part II , below, for a description of the material events during the period.

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

Item 5. Other Information

a. On February 16, 2002, James E. Cheatham and C.M. Benedict were elected as Directors.

b. On February 21, 2002, Harold Engel and Alan Cohen resigned as Directors, and Mr. Engel resigned as an officer. Both renounced all claims to compensation under any compensation agreement, as well as any claims for the acquisition of shares of the company; and, on February 21, 2002, the respective resignations of Mr. Engel and Mr. Cohen were accepted by the Board.

c. On February 21, 2002, the Board adopted a Medical Reimbursement Plan, pursuant to Section 105 of the Internal Revenue Code.

d.    On February 21, 2002, the Board elected the following officers:

      James E. Cheatham, President; C. M. Benedict, Secretary; and, James E. Cheatham, Treasurer.

e. On February 25, 2002, the Board approved a reverse split of one share for each three shares of the company's outstanding shares.

f. On March 1, 2002, the company was authorized to issue its convertible promissory note in the principal sum of $30,000.00, with no interest until maturity, in favor of Incubadora del Futuro, S.L. in payment of accrued fees for services. The note matures March 3, 2005 and is convertible to common shares at the price of $0.012 per share.

g. On March 4, 2002, the Board authorized the Secretary to notify the Secretary of State for Georgia that the company has abandoned the purported merger with drpaula.com, and notice was duly given.

h. On March 6, 2002, the Board authorized the issuance to the company oficers of 5,000,000 shares each in consideration of services performed on behalf of the company. The monetary value of the shares was less than $10,000.00.

i. On March 8, 2002, the board authorized the issuance of Warrants to the officers for the acquisition of 7,500,000 shares each over the next five years, at par value. The monetary value of the shares available under the Warrants was less than $10,000.00.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PEDIANET.COM, INC.
                                              (Registrant)

Date: March 3, 2006

                                              By: /s/ C.M. Benedict
                                                  ------------------------------
                                                  C.M. Benedict, President