Form 10QSB
period 2001-06-30
PEDIANET COM INC
filed 2006-03-21
CIK 1108515

-------------------------------
                                                          OMB APPROVAL
                                                 -------------------------------
                                                 OMB Number:          3235-0416
                                                 Expires:        March 31, 2007
                                                 Estimated average burden
                                                 hours per response ........182
                                                 -------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                FILE NO. 0-29951

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001


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


                                 (404) 583-0404
         ---------------------------------------------------------------
                           (Issuer's telephone number)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 1, 2001, the company had issued and outstanding 35,041,716 shares of Common and Voting Preferred stock. Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


SEC2334(9-05)         PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                      INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO
                      RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
                      CONTROL NUMBER.

      PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

The company was not operational during the reporting period. Although repeatedly requested from the former Board, no financial or other records have been made available to the current Board. Accordingly, current management is unable to provide a financial statement for the reporting period. Instead, the financial statement filed with the company's 10QSB on May 21, 2001, for the period ending March 31, 2001, with adjustment for the number of outstanding shares, is considered correct in the absence of facts to the contrary, and that financial statement is, therefore, incorporated as a part of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the reporting period there is no indication that the company was operating.

ITEM 3. CONTROLS AND PROCEDURES.

Current management knows of no controls or procedures in place during the reporting period.





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




                                                 Pedianet.com, Inc.
                                                    (Registrant)



                                            by: C.M. Benedict, President
Date March 21, 2006                         ----------------------------