Form 10QSB
period 2001-09-30
PEDIANET COM INC
filed 2006-03-21
CIK 1108515

---------------------------------
                                                        OMB APPROVAL
                                              ---------------------------------
                                              OMB Number:          3235-0416
                                              Expires:        March 31, 2007
                                              Estimated average burden
                                              hours per response ........182
                                              ---------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                FILE NO. 0-29951

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001


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




                                                        Pedianet.com, Inc.
                                                           (Registrant)





                                                   by: C.M. Benedict, President
Date March 21, 2006                                -----------------------------