Form 10KSB
period 2005-12-31
PEDIANET COM INC
filed 2006-03-23
CIK 1108515

--------------------------------
                                                          OMB APPROVAL
                                                --------------------------------
                                                OMB Number:            3235-0420
                                                Expires:          March 31, 2007
                                                Estimated average burden
                                                hours per response .........1646
                                                --------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        (Mark One)

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended 31 December 2005


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 0-29951


                           MORGAN EQUITIES GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Georgia                                           58-1727874
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


       830-13 A1A North, #165,
        Ponte Vedra Beach, FL                                   32082
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (404)583-0404

Securities registered under Section 12(b) of the Exchange Act:

                               Title of each class
--------------------------------------------------------------------------------
                   Name of each exchange on which registered


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1 0-KSB or any amendment to this Form 1 0-KSB. X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No [ ]

State issuer's revenues for its most recent fiscal year.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      As of December 2, 2005, the total non-affiliate market value, computed at the average bid and asked price was $137,990.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A Yes No [ ]


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


      As of December 31, 2005 there were 4,599,694 shares outstanding


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

      Transitional Small Business Disclosure Format (Check one): Yes__; No X

                              GENERAL INSTRUCTIONS

A.    Use of Form 10-KSB.

      This Form may be used by a "small business issuer," defined in Rule 1 2b-2 of the Exchange Act, for its annual and transitional reports under section 13 or 15(d) of that Act. For further information as to eligibility to use this Form see Item 10(a) of Regulation S-B (17 CFR 228. 10 et seg.). Annual reports on this form shall be filed within 90 days after the end of the fiscal year covered by the report. Transition reports shall be filed within the time period specified in Rules 1 3a-1 0 or 1 5d-10 of the Exchange Act (ss.ss.240.1 3a-1 0 or 240. 1 5d-10 of this

                                     PART I

Item 1. Description of Business.

Morgan Equities Group, Inc. has been restructured to become a holding company of diversified, operating businesses which seek the benefits of operating as publicly-traded companies, but cannot justify the initial expense involved in attaining, or the ongoing expense and labor involved in maintaining, public status, and are willing to become subsidiaries of an existing public company in order to acquire such benefits. Current management is pursuing suitable prospects for acquisition, and will continue to do so.

No additional funds will be required for the acquisitions, and management does not anticipate a need to raise additional funds in the next twelve months.

Item 2. Description of Property.

No property owned by Registrant as of the end of the reporting year.

Item 3. Legal Proceedings.

The company is not a party to, or involved in, any legal proceedings as of the end of the reporting period.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the reporting period.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

During the reporting period, the company's stock was traded over-the-counter on the Pink Sheets under the symbol PDNC until on or about August, 2005, when the name was changed and a new symbol, MRGG, assigned. During the reporting period, the shares traded between $0.01 and $0.05 per share. On September 19 , 2005 the Company effected a reverse split of 1 share for each 100 shares outstanding, rounded to the next whole share to eliminate fractional shares, and the then Company management subsequently issued 6, 000,000 additional shares, bringing the total outstanding as of December 2, 2005 to 9, 099,694 shares, of which 4,500,000 shares were cancelled for failure of consideration., thus leaving 4,599,694 shares outstanding as of December 31st, 2005.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Effective August 1, 2005, the Company's Articles of Incorporation were amended to change the name of the Company from Pedianet.com, Inc., to Morgan Equities Group, Inc., and the Company's trading symbol was subsequently changed from PDNC to MRGG. On August 26, 2005, Kevin T. Neal and David Alexander were elected as Directors and on August 27, 2005, C.M. Benedict resigned as a Director and from all offices held in order to pursue other business interests. On August 27, 2005, Kevin T. Neal was elected President and David Alexander was elected Secretary. On December 2, 2005, Kevin T. Neal and David Alexander were removed as Directors and Officers pursuant to the Company's By- Laws, and C.M. Benedict became Shareholder-in-Control, with authority to operate the Company for not more than 60 days in that capacity, subject to the By-law limitations on such authority as to binding contracts of more than 60 days and with no authority to establish policy for the Company. On December 2, 2005, the Shareholder-in-Control authorized the cancellation of 4,500,000 shares of the Company's stock for failure of consideration. Thereafter, the Shareholder-in-Control renewed negotiations with prospective acquisition candidates.

Furnish the information required by Item 303 of Regulation S-B.

Item 7. Financial Statements

                           MORGAN EQUITIES GROUP, INC.

                               FINANCIAL STATEMENT

                          Year Ended December 31, 2005


Assets

Current Assets:

            Cash                                                             -0-
            Total Current Assets                                             -0-
            Goodwill (From 10QSB, 5/21/01)                              $573,365
Total Assets                                                            $573,365

                           Liabilities and Shareholders' Equity

Current Liabilities:

            Notes Payable(1)                                            $   8460
Total Current Liabilities                                               $   8460

Shareholders' Equity
            Preferred Stock, par value $0.10,
            10,000,000 authorized,
            outstanding 8 shares                                        $      1
            Common Stock, par value $0.001,
            50,000,000 authorized,
            outstanding 4,599,694                                       $  4,600

Total Shareholders' Equity                                              $560,304

Total Liabilities and Shareholders' Equity                              $573,365


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A

Furnish the information required by Item 3 04(b) of Regulation S-B.

Item 8A. Controls and Procedures.

Management has continued the self-effecting controls described in previous reports.


Item 8B. Other Information

None known


-------------------------------
(1) C. M. Benedict holds a convertible promissory note in the principal amount of $5,125, with interest at 6% since November Nov. 1, 2003. There remains due $1,500, plus interest from the due date. C.M. Benedict also holds a convertible promissory note in the principal amount of $6,037.35, with no interest until February, 2006.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth information regarding the officers and directors of the company during the reporting period, excluding the period of August 27, 2005 to December 1, 2005 when Mr. Neal and Mr. Alexander were the only officers and directors.

     Name             Age      Title            Five Year Business Experience
     ------------------------------------------------------------------------

     C. M. Benedict   71       Director, CEO    Since 2002, Mr. Benedict has
                                                been a director and officer of
                                                registrant, and was a director
                                                and officer of registrant's
                                                predecessor until 2000, when he
                                                retired.




      Furnish the information required by Items 401, 405 and 406 of Regulatin S-B (ss.ss.228.401, 228.405, and 228.406 of this chapter).


      Instruction to Item 9.

Checking the box provided on the cover page of this Form to indicate that Item 405 disclosure of delinquent Form 3, 4, or 5 filers is not contained herein is intended to facilitate Form processing and review. Failure to provide such indication will not create liability for violation of the federal securities laws. The space should information necessary to ascertain, and has determined that, Item 405 disclosure is not expected to be contained in Part III of the Form 1 0-KSB or incorporated by reference.

Item 10. Executive Compensation.be checked only if there is no disclosure in this Form of reporting person delinquencies in response to Item 405 of Regulation S-B (ss.228.405 of this chapter) and the registrant, at the time of filing of the Form 10-KSB, has reviewed the Mr. Benedict has served without compensation since 2002.

      Furnish the information required by Item 402 of Regulation S-B.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. As of December 2, 2005, Mr. Benedict was the beneficial owner of 1,254,600 shares.

      Furnish the information required by Item 201(d) of Regulation S-B and by
Item 403 of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

      Current management has none of the requested information and assumes that the information reported in the company's 10KB for 2000 remains accurate as of this reporting period.

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

Item 14. Principal Accountant Fees and Services

None

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

(4) Disclose, under the caption All Other Fees, the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.
(5) (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X. (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engage

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

No exhibits appended.

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

No exhibits are appended.

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



                                     Morgan Equities Group, Inc.
                                     -------------------------------------------

                                     Registrant

                                     by: C.M. Benedict, President
                                         ---------------------------------------
                                                 (Signature and Title)*




                                     Date March 23, 2006
                                          --------------------------------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By   C.M. Benedict, President
                                          --------------------------------------
                                                 (Signature and Title)*


                                     Date
                                          --------------------------------------



                                     By
                                          --------------------------------------
                                                 (Signature and Title)*

                                     Date     March 23, 2006
                                          --------------------------------------

* Print the name and title of each signing officer under his signat