Form 10QSB
period 2006-03-31
Morgan Equities Group, Inc.
filed 2006-05-04
CIK 1108515

-----------------------------
                                                          OMB APPROVAL
                                                   -----------------------------
                                                   -----------------------------
                                                   OMB Number: 3235-0416
                                                   Expires:   March 31, 2007
                                                   Estimated average burden
                                                   hours per response .......182
                                                   -----------------------------
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                FILE NO. 0-29951



(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2006____________


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from____________to_____________
                      Commission file number____________________________________



                           MORGAN EQUITIES GROUP, INC.


--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------
          Georgia                                           58-1727874


--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer
                                                             Identification No.)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 23, 2006, the company had issued and outstanding 9,077,511 shares of Common and Voting Preferred stock. Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


SEC2334(9-05)         PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                      INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO
                      RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
                      CONTROL NUMBER.

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

The company was not operational during the reporting period. Accordingly, current management is unable to provide a financial statement for the reporting period. The company is in the process of closing on acquisitions of subsidiaries, and those financial statements will be reported when completed. The financial statement filed with the company's 10KSB, for the period ending December 31, 2005, with adjustment for the number of outstanding shares, is considered correct in the absence of facts to the contrary, and that financial statement is, therefore, incorporated as a part of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the reporting period the company continued its efforts toward acquiring operating subsidiaries.

ITEM 3. CONTROLS AND PROCEDURES.

Controls or procedures in place during the reporting period were unchanged from previous reporting periods.






                           PART II--OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS.

   None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders on March 27, 2006, the company submitted the following matters to a Vote of Security holders:

1. Whether the company should amend its Articles of Incorporation to provide for the issuance of 240,000 shares of an additional class of shares to be designated as Convertible Preferred Stock;

2. Whether the Board of Directors should be authorized to change the name of the company to any other name deemed suitable without further permission from the shareholders;

3. Whether the Board of Directors should be authorized to change the domicile of the company to any other domicile it deems suitable without the need for further permission from the shareholders;

4. Whether the company should be authorized to complete a share exchange with A Cultural Affair-Asia, Ltd., a British Virgin Islands company, so as to acquire 49% of that company's common stock in exchange for 180,000 shares of Morgan Equities Group's Convertible Preferred Stock;

5. Whether the company should be authorized to complete a share exchange with LTB Manufacturing, Inc., A Hong Kong company, so as to acquire 49% of that company's common stock in exchange for 800,000 shares of Morgan Equities Group's new-issue, restricted common stock;

6. Whether the company should be authorized to complete a share exchange with A Cultural Affair Trading America, Inc., a Delaware corporation , so as to acquire 100% ownership of that company in exchange for 400,000 shares of Morgan Equities Group's new-issue, restricted common stock;

7. Whether the company should rescind the provisions of Article III, Sections 9A and 9B of the company's By-Laws, which provided for the summary removal of Directors in certain circumstances by certain shareholders; and,

8. Whether the shareholders ratified and approved the actions taken by the Board and Officers of the company since March 21, 2003.

All of the foregoing matters were approved by the shareholders at the March 27, 2006 annual meeting, and the Board is currently implementing the approved acquisitions.

Management sought no proxies for the March 27, 2006 annual meeting.

ITEM 5. OTHER INFORMATION

On March 26, 2006, Douglas Ayling was elected by the Board as a Director. Mr. Ayling, age 75, is a retired PPG financial executive with decades of experience in Southeast Asia, and has previously served as financial advisor to A Cultural Affair-Asia, Ltd. for the past 2.5 years.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.


                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Morgan Equities Group, Inc.,

                                                    ----------------------------


                                                          (Registrant)



                                                    by: Fred Narcross, President
Date May 3, 2006
----------------                                    ----------------------------


                                                    s/Fred Narcross

----------------                                    ----------------------------