Form 10QSB
period 2006-06-30
Morgan Equities Group, Inc.
filed 2006-08-18
CIK 1108515

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                FILE NO. 0-29951


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                 the quarterly period ended June 30, 2006
                                                         ----------------------


|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from                to
                                               ----------------  --------------
                 Commission file numbe
                                      -----------------------------------------


                           MORGAN EQUITIES GROUP, INC.

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


--------------------------------------------------------------------------------

                Georgia                                58-1727874


--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No)
incorporation or organization)

--------------------------------------------------------------------------------
13C Sea View Square, 18 Taizi Road, Shekou Industrial Zone,
Shenzen City, Guangdong Province, China 518067

--------------------------------------------------------------------------------
U.S. Mailing Address: 830-13 A1A North, #165, Ponte Vedra Beach, Florida 32082

--------------------------------------------------------------------------------

(Address of principal executive offices)


--------------------------------------------------------------------------------


                                +86 755 2685 5625
         ---------------------------------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes |_| No  |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 23, 2006, the company had issued and outstanding 9,077,511 shares of Common and Voting Preferred stock.

No additional common shares have been issued  since that date.

-----------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|


SEC2334(9-05)         PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
                      INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO
                      RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB
                      CONTROL NUMBER.



PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .

                              MORGAN EQUITIES GROUP
                                  BALANCE SHEET
                               As of June 30, 2006
                                      (USD)

                                                                          LTB
                                   A CULTURE AFFAIR    ACA TRADING    MANUFACTURING      TOTAL
                                   ----------------    -----------    -------------   ------------
                ASSETS

CURRENT ASSETS
  Cash In Hand                            13,669.31             --               --      13,669.31
  Cash at Bank                           136,977.92             --               --     136,977.92
  Accounts Receivable                     54,231.78         400.00         1,632.65      56,264.44
                                   ----------------    -----------    -------------   ------------
Total Current Assets                     204,879.01         400.00         1,632.65     206,911.67


NON-CURRENT ASSETS
  Other Intangible Assets                  6,139.31             --               --       6,139.31
  General Property                        26,489.63             --               --      26,489.63
  Less: Accumulated
Depreciation                              (6,343.50)            --               --      (6,343.50)
                                   ----------------    -----------    -------------   ------------
Total Non-Current Assets                  26,285.44             --               --      26,285.44

                                                                                      ------------

     TOTAL ASSETS                        231,164.45         400.00         1,632.65     233,197.11
                                   ================    ===========    =============   ============


     LIABILITIES AND
     OWNER'S EQUITY

CURRENT LIABILITIES
  Accounts Payable                               --             --               --             --
  Advance from Fred                      206,088.55       3,065.83               --     209,154.38
                                   ----------------    -----------    -------------   ------------
Total Current Liabilities                206,088.55       3,065.83               --     209,154.38
                                                                                                --
                                                                                                --
NON-CURRENT LIABILITIES                                                                         --
      Loan Payable                        30,000.00             --               --      30,000.00
                                   ----------------    -----------    -------------   ------------
Total Non-Current Liabilities             30,000.00             --               --      30,000.00


OWNER'S EQUITY
  Share Capital
      - Morgan                               180.00         400.00           800.00       1,380.00
      - ACA                                  187.35                          832.65       1,020.00
  Total Share Capital                        367.35         400.00         1,632.65       2,400.00

  Revaluation Reserve                    198,095.65             --               --     198,095.65

  Retained Earnings                     (203,387.10)     (3,065.83)              --    (206,452.93)
                                   ----------------    -----------    -------------   ------------

Total Owner's Equity                      (4,924.10)     (2,665.83)        1,632.65      (5,957.27)

     TOTAL LIABILITIES

     AND OWNER'S EQUITY                  231,164.45         400.00         1,632.65     233,197.11
                                   ================    ===========    =============   ============

Remark: Chinese Yuan to USD was translated at 1USD = 7.9956Yuan

                              MORGAN EQUITIES GROUP
                              PROFIT & LOSS ACCOUNT
                             For the Period ending:
                                  June 30, 2006
                                      (USD)

                                  A CULTURE AFFAIR - ASI      ACA TRADING - AMERICA         LTB MANUFACTURING
                                  ----------------------      ---------------------         -----------------

                                    CURRENT      CURRENT       CURRENT       CURRENT       CURRENT      CURRENT
                                    PERIOD         YEAR         PERIOD         YEAR         PERIOD        YEAR
                                  ----------    ----------    ----------    ----------    ----------   ----------

REVENUE


     Sales Revenue                  3,376.51     67,598.35            --            --            --           --
                                  ----------    ----------    ----------    ----------    ----------   ----------

     TOTAL                          3,376.51     67,598.35            --            --            --           --


COST OF SALES


  Cost of Sales - Printing          1,773.86     27,469.72            --            --            --           --
                                  ----------    ----------    ----------    ----------    ----------   ----------
     TOTAL                          1,773.86     27,469.72            --            --            --           --



GROSS PROFIT                        1,602.65     40,128.63            --            --            --           --


EXPENDITURES


  General & Administration          3,111.35     30,782.81      3,065.83      3,065.83            --           --

  Financial Expenses                  (55.23)     2,081.03            --            --            --           --

  Depreciation                        246.53      1,475.63            --            --            --           --
                                  ----------    ----------    ----------    ----------    ----------   ----------

     TOTAL                          3,302.65     34,339.47      3,065.83      3,065.83            --           --


NET PROFIT/(LOSS)                  (1,700.00)     5,789.15     (3,065.83)    (3,065.83)           --           --


Prior years profit B/F                          (209,176.25)                        --                         --


Profit C/F. (Retained Earnings)                 (203,387.10)                 (3,065.83)                        --

                                           TOTAL
                                           -----

                                    CURRENT       CURRENT
                                    PERIOD         YEAR
                                  ----------    ----------

REVENUE


     Sales Revenue                  3,376.51     67,598.35
                                  ----------    ----------

     TOTAL                          3,376.51     67,598.35


COST OF SALES


  Cost of Sales - Printing          1,773.86     27,469.72
                                  ----------    ----------
     TOTAL                          1,773.86     27,469.72



GROSS PROFIT                        1,602.65     40,128.63


EXPENDITURES


  General & Administration          6,177.18     33,848.64

  Financial Expenses                  (55.23)     2,081.03

  Depreciation                        246.53      1,475.63
                                  ----------    ----------

     TOTAL                          6,368.48     37,405.30


NET PROFIT/(LOSS)                  (4,765.83)     2,723.32



Prior years profit B/F                         (209,176.25)


Profit C/F. (Retained Earnings)                (206,452.93)

                              MORGAN EQUITIES GROUP
                              PROFIT & LOSS ACCOUNT
                             For the Period ending:
                                  June 30, 2006
                                      (USD)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion contains "forward-looking" statements. Such statements consist of any statements other than a recitation of historical fact and can be identified by the use of such phraseology as "may", "anticipate", "continue" or "will", variations thereof or comparable terminology. All forward-looking statements are speculative and there are risks and uncertainties that could cause actual events or results to differ materially from those contemplated in such forward-looking statements. During the reporting period the company continued its efforts toward acquiring operating subsidiaries, but has entered into no definitive agreements in such regard. While continuing to seek additional operating acquisitions, the company will provide support by way of trading assistance and compliance advice to its subsidiaries acquired under the March, 2006 Agreement, and will establish a larger United States marketing organization for ACA Trading America, Inc., to support its sales of Coca-Cola
(R) branded products to United States Coca-Cola(R) Bottlers under the May, 2006 contract with ISA Transaoya Advertising (China) Company, Ltd., which was reported by the company's 8-K filing of May 24, 2006.

ITEM 3. CONTROLS AND PROCEDURES.

During the reporting period, the company has conferred with JTC Fair Song Certified Public Accounting Firm, a PCAOB approved accounting firm located in Shenzen, China, for the purpose of engaging that firm as its local independent auditors. No engagement letter has been entered as of this report, but when the firm is engaged a written plan of controls and procedures will be adopted with the guidance of the accountants.

                           PART II--OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS.

   None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the reporting period.

Item 5. Other Information

      On April 20, 2006, following the approval of the shareholders at the 2006 annual meeting, the Secretary of State for Georgia approved an amendment to the company's Articles of Incorporation authorizing the issuance of 240,000 shares of convertible preferred stock, convertible at the ratio of 100 shares of the corporation's common stock for each one share of convertible preferred stock, convertible no earlier than thirty months from the issue date and not later than thirty-six months from the issue date. On May 3, 2006, the Board authorized the issuance of the convertible preferred shares and the shares were thereafter issued, in payment of services to the company, in re-payment of shares loaned to the company and in exchange for 49% of the shares of A Cultural Affair-Asia, Ltd., bringing the total of common and preferred shares issued to 9,317,511. Under the March, 2006 Agreement with A Cultural Affair-Asia, Ltd., LTB Manufacturing, Inc. and ACA Trading America, Inc., the company may not take any action prior to the conversion date of the convertible preferred shares which would cause, or have the effect of, decreasing the number of shares outstanding or increasing the number of shares authorized.

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



                                  Morgan Equities Group, Inc.,
                                  ----------------------------
                                         (Registrant)


                                  by: Fred Narcross, President
                                  ----------------------------
Date August 18, 2006



                                  /s/Fred Narcross